Form 10-K
period 1997-12-31
UNION COMMUNITY BANCORP
filed 1998-04-01
CIK 1046183

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number      333-35799

                             UNION COMMUNITY BANCORP
             (Exact name of registrant as specified in its charter)

                  INDIANA                                 35-2025237
       (State or other Jurisdiction             (I.R.S. Employer Identification
     of Incorporation or Organization)                      Number)


           221 East Main Street
         Crawfordsville,  Indiana                            47933
 (Address of Principal Executive Offices)                 (Zip Code)

               Registrant's telephone number including area code:
                                 (765) 362-2400

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, Without Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 20, 1998 was $42,175,144.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 29, 1997, was 3,041,750 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page E-1
                               Page 1 of 69 Pages

                             UNION COMMUNITY BANCORP
                                    Form 10-K
                                      INDEX
                                                                           Page
Forward Looking Statement.................................................   3

                                     PART I
     Item 1     Business..................................................   3
     Item 2.    Properties................................................  25
     Item 3.    Legal Proceedings.........................................  25
     Item 4.    Submission of Matters to a Vote of Security Holders.......  25
     Item 4.5.  Executive Officers of the Registrant......................  26
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters...................................  26
     Item 6.    Selected Financial Data...................................  28
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................  29
     Item 7A.   Quantitative and Qualitative Disclosures
                    about Market Risks....................................  40
     Item 8.    Financial Statements and Supplementary Data...............  42
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................  64
PART III
     Item 10.   Directors and Executive Officers of Registrant............  64
     Item 11.   Executive Compensation....................................  65
     Item 12.   Security Ownership of
                    Certain Beneficial Owners and Management..............  66
     Item 13.   Certain Relationships and Related Transactions............  67

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................  67

SIGNATURES          ......................................................  68

                            FORWARD LOOKING STATEMENT

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

Item 1.  Business

General

         Union Community Bancorp, an Indiana corporation (the "Holding Company"), was organized in September, 1997. On December 29, 1997, it acquired the common stock of Union Federal Savings and Loan Association ("Union Federal") upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

         Union Federal was organized as a state-chartered savings and loan association in 1913. Since then, Union Federal has conducted its business from its full-service office located in Crawfordsville, Indiana. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

      Management believes that it has developed a solid reputation among its loyal customer base because of its commitment to personal service and because of strong support of the local community. Union Federal offers a number of financial services, including: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans;
(v) home improvement loans; (vi) money market demand accounts ("MMDAs"); (vii) passbook savings accounts; and (viii) certificates of deposit.

Lending Activities

      Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 77.0% of its total loan portfolio at December 31, 1997. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, and, to a limited extent, consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 12.6% and 4.5%, respectively, of Union Federal's total loan portfolio at December 31, 1997. Construction loans totaled approximately 5.7% of Union Federal's total loans as of December 31, 1997. Consumer loans, which consist of home improvement loans and passbook loans, constituted approximately .3% of Union Federal's total loan portfolio at December 31, 1997.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.


                                                                      At December 31,
                                                1997                       1996                       1995
                                                       Percent                   Percent                   Percent
                                         Amount       of Total      Amount      of Total      Amount      of Total
                                                                         (Dollars in thousands)

TYPE OF LOAN Real estate mortgage loans:
   One-to-four-family...............     $62,436        76.95%      $57,031       77.46%      $48,295       76.64%
   Multi-family.....................      10,197        12.57        10,920       14.83         9,617       15.26
   Commercial.......................       3,627         4.47         3,593        4.88         2,814        4.46
Real estate construction loans......       4,652         5.73         1,740        2.36         2,107        3.34
Consumer loans .....................         223          .28           346         .47           191         .30
                                         -------       ------       -------      ------       -------      ------
     Gross loans receivable.........     $81,135       100.00%      $73,630      100.00%      $63,024      100.00%
                                         =======       ======       =======      ======       =======      ======
TYPE OF SECURITY
   One-to-four-family real estate...     $64,730        79.78%      $58,271       79.14%      $49,762       78.96%
   Multi-family real estate.........      11,172        13.77        11,520       15.65        10,367       16.45
   Commercial real estate...........       5,094         6.28         3,593        4.88         2,814        4.46
   Deposits.........................         139          .17           246         .33            81         .13
                                         -------       ------       -------      ------       -------      ------
     Gross loans receivable.........      81,135       100.00        73,630      100.00        63,024      100.00
                                         =======       ======       =======      ======       =======      ======
Deduct:
Allowance for loan losses...........         252          .31           159         .22           111         .18
Deferred loan fees..................         325          .40           356         .48           379         .60
Loans in process....................       2,122         2.62           418         .57         1,255        1.99
                                         -------       ------       -------      ------       -------      ------
   Net loans receivable.............     $78,436        96.67%      $72,697       98.73%      $61,279       97.23%
                                         =======       ======       =======      ======       =======      ======
Mortgage Loans:
   Adjustable-rate..................    $ 20,683        25.56%      $24,238       33.07%      $27,057       43.06%
   Fixed-rate.......................      60,229        74.44        49,046       66.93        35,776       56.94
                                         -------       ------       -------      ------       -------      ------
     Total..........................     $80,912       100.00%      $73,284      100.00%      $62,833      100.00%
                                         =======       ======       =======      ======       =======      ======


     The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.

                                        Balance                         Due During Years Ended December 31,
                                    Outstanding at                                           2001       2003      2008       2013
                                     December 31,                                             to         to        to         and
                                         1997                 1998       1999       2000     2002       2007      2012     following
                                                                                    (In thousands)
Real estate mortgage loans:
   Residential loans..................  $62,436               $307       $174    $   296   $   965    $18,401    $23,656    $18,637
Multi-family loans....................   10,197                  1        ---        473       ---      3,726      4,812      1,185
   Commercial loans...................    3,627                ---        ---         15        70      1,318        921      1,303
Construction loans....................    4,652                154        ---        975       ---        610      1,118      1,795
Loans secured by deposits.............      139                139        ---        ---       ---        ---        ---        ---
Home improvement loans................       84                  8          6         13        31         26        ---        ---
                                        -------               ----       ----     ------    ------    -------    -------    -------
     Total............................  $81,135               $609       $180     $1,772    $1,066    $24,081    $30,507    $22,920
                                        =======               ====       ====     ======    ======    =======    =======    =======


      The following table sets forth, as of December 31, 1997, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                           Due After December 31, 1998
                                         Fixed Rates             Variable Rates                  Total
                                         -----------             --------------                  -----
                                                                 (In thousands)
Real estate mortgage loans:
   Residential loans.................       $50,649                  $11,480                    $62,129
   Multi-family loans................         5,446                    4,750                     10,196
   Commercial loans..................         1,450                    2,177                      3,627
Construction loans...................         2,905                    1,593                      4,498
Installment loans....................           ---                      ---                        ---
Loans secured by deposits............           ---                      ---                        ---
Home improvement loans...............            76                      ---                         76
                                            -------                  -------                    -------
   Total.............................       $60,526                  $20,000                    $80,526
                                            =======                  =======                    =======



      One- to Four-Family Residential Loans. Union Federal's primary lending activity consists of originating one- to four-family residential mortgage loans secured by property located in its primary market area. Union Federal generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the "Loan-to-Value Ratio") exceeds 95%. Union Federal requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%, and factors the cost of such insurance into the annual percentage rate on such loans. Union Federal originates and retains fixed rate loans which provide for the payment of principal and interest over a 15- or 20-year period, or balloon loans having terms of up to 15 years with principal and interest payments calculated using a 30-year amortization period.

      Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 1997 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Union Federal's residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1997, approximately 25.6% of Union Federal's real estate mortgage loans had adjustable rates of interest.

      All of the one- to four-family residential mortgage loans that Union Federal originates include "due-on-sale" clauses, which give it the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Union Federal occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

      At December 31, 1997, approximately $62.4 million, or 77.0% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $47,000, or .1% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

      Multi-Family Loans. At December 31, 1997, approximately $10.2 million, or 12.6% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 20 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 1997 had a balance of approximately $1.1 million and was secured by 28 duplexes located in Crawfordsville, Indiana. On the same date, none of Union Federal's multi-family loans were included in non-performing assets.

      Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

      Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 1997, Union Federal's largest commercial loan had an outstanding balance of $497,000 and was secured by a nursing home in Richmond, Indiana. At December 31, 1997, approximately $3.6 million, or 4.5% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had no commercial real estate loans included in non-performing assets.

      Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

      Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Union Federal provides construction loans only to borrowers who commit to permanent financing on the finished project. At December 31, 1997, approximately $4.7 million, or 5.73% of Union Federal's total loan portfolio, consisted of construction loans. The largest construction loan had a balance of $975,000 on December 31, 1997 and was secured by a condominium project and golf course in Pittsboro, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

      Construction loans generally match the term of the construction contract and are written as fixed-rate loans with interest calculated on the amount disbursed under the loan and payable monthly. The maximum Loan-to-Value Ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan for a one- to four-family residence may be written with a maximum Loan-to-Value Ratio of 95%, while a construction loan for a multi-family project may be written with a maximum Loan-to-Value Ratio of 80%. Inspections are made prior to any disbursement under a construction loan. Union Federal does not normally charge commitment fees for construction loans.

      While providing Union Federal with a comparable, and in some cases higher, yield than conventional mortgage loans, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, Union Federal may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and Union Federal's taking title to the project.

      Consumer Loans. Union Federal's consumer loans, consisting of passbook loans and home improvement loans, aggregated approximately $223,000 at December 31, 1997, or .3% of its total loan portfolio. Union Federal's home improvement loans generally have a fixed rate and a term of up to seven years. Union Federal's passbook loans are made up to 90% of the deposit account balance and, at December 31, 1997, accrued at a rate of 8.8%. This rate may change but will always be at least 3% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 1997, none of Union Federal's consumer loans were included in non-performing assets. See "-- Non-Performing and Problem Assets."

      Origination, Purchase and Sale of Loans. Union Federal historically has originated its mortgage loans pursuant to its own underwriting standards which do not conform with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). In the event that Union Federal begins originating fixed-rate residential mortgage loans for sale to the FHLMC in the secondary market, such loans will be originated in accordance with the guidelines established by the FHLMC and will be sold promptly after they are originated. Union Federal has no intention to originate loans for sale to the FHLMC at this time, however.

      Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 1997, Union Federal also had six loans which it originated, totaling approximately $671,000, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

      Union Federal's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, Union Federal studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors. All mortgage loans are approved or ratified by Union Federal's board of directors.

      Union Federal generally requires appraisals on all real property securing its loans and requires an attorney's opinion and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. Union Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Union Federal also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%, and escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance.

      Union Federal's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

      Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 1997, Union Federal held in its loan portfolio participations in mortgage loans aggregating $7.6 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $736,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 1997 was a $975,000 interest in a loan secured by a condominium project and golf course located in Pittsboro, Indiana.

      The following table shows Union Federal's loan origination and repayment activity during the periods indicated:

                                                                        Year Ended December 31,
                                                           1997                  1996                  1995
                                                                            (In thousands)
Gross loans receivable
   at beginning of period.............................     $73,630              $63,024                 $61,880
Loans originated:
     Real estate mortgage loans:
       One-to-four family loans.......................      18,116               19,332                   9,655
       Multi-family loans.............................         654                1,532                     ---
       Commercial loans...............................         483                   45                     139
     Construction loans...............................       5,284                2,220                   2,135
     Loans secured by deposits........................         161                  322                      95
     Home improvement loans...........................          85                   36                      50
                                                           -------              -------                 -------
         Total originations...........................      24,783               23,487                  12,074
Purchases (sales) of participation loans, net.........         500                1,350                     742
Reductions:
     Principal loan repayments........................      17,541               14,211                  11,672
     Transfers from loans to real estate owned........         237                   20                     ---
         Total reductions.............................      17,778               14,231                  11,672
                                                           -------              -------                 -------
Total gross loans receivable at
   end of period......................................     $81,135              $73,630                 $63,024
                                                           =======              =======                 =======

      Union Federal's residential loan originations during the year ended December 31, 1997 totaled $18.1 million, compared to $19.3 million and $9.7 million in the years ended December 31, 1996 and 1995, respectively.

      Origination and Other Fees. Union Federal realizes income from late charges, checking account service charges, and fees for other miscellaneous services. Union Federal currently charges a commitment fee of $200 on all loans and an additional $500 origination fee on construction loans. Union Federal also may charge points on a mortgage loan as consideration for a lower interest rate, although it does so infrequently. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

      After a mortgage loan becomes 30 days past due, Union Federal delivers a delinquency notice to the borrower. When loans are 30 to 60 days in default, Union Federal sends additional delinquency notices and makes personal contact by telephone with the borrower to establish an acceptable repayment schedule. When loans become 60 days in default, Union Federal again contacts the borrower, this time in person, to establish an acceptable repayment schedule. When a mortgage loan is 90 days delinquent, Union Federal will have either entered into a workout plan with the borrower or referred the matter to its attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

      Union Federal reviews mortgage loans on a regular basis and places such loans on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received.

      Non-performing Assets. At December 31, 1997, $98,000, or .07% of Union Federal's total assets, were non-performing (non-performing loans and non-accruing loans) compared to $489,000, or .59%, of its total assets at December 31, 1996. At December 31, 1997, residential loans accounted for $52,000 of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $46,000 as of December 31, 1997.

      The table below sets forth the amounts and categories of Union Federal's non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is Union Federal's policy to review all earned but uncollected interest on all loans monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                                     At December 31,
                                              1997        1996         1995
                                                  (Dollars in thousands)
Non-performing assets:
   Non-performing loans....................   $52         $ 489       $ 156
   Foreclosed real estate..................    46           ---         ---
     Total non-performing assets...........   $98          $489       $ 156

Non-performing loans to total loans........   .07%          .67%        .25%

Non-performing assets to total assets......   .07%          .59%        .21%

      Interest income of $4,000, $10,000 and $14,000 for the years ended December 31, 1997, 1996 and 1995, respectively, was recognized on the non-performing loans summarized above. Interest income of $5,000, $33,000 and $17,000 for the years ended December 31, 1997, 1996 and 1995, respectively, would have been recognized under the original terms of these non-performing loans.

      At December 31, 1997, Union Federal held loans delinquent from 30 to 89 days totaling approximately $555,000. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 1997, 1996 and 1995, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

      Classified assets. Federal regulations and Union Federal's Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

      At December 31, 1997, the aggregate amount of Union Federal's classified assets and its general and specific loss allowances were as follows:

                                                            At December 31, 1997
                                                               (In thousands)

       Substandard assets.....................................     $  98
       Doubtful assets........................................       ---
       Loss assets............................................       ---
           Total classified assets............................     $  98
       General loss allowances................................      $252
       Specific loss allowances...............................       ---
           Total allowances...................................      $252

      Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. All of Union Federal's classified assets constitute non-performing assets.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 1997. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 1997.

                                                            Year Ended December 31,
                                                    1997              1996              1995
                                                             (Dollars in thousands)
Balance at beginning of period................    $159                $111            $    87
Gross charge-offs - Multi-family loans........     (72)
Provision for losses on loans.................     165                  48                 24
   Balance end of period......................    $252                $159               $111
Allowance for loan losses as a percent of
   total loans outstanding....................     .32%                .22%               .18%
Ratio of net charge-offs to average
   loans outstanding..........................     .10%                ---                ---

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.

                                                                           At December 31,
                                                 1997                           1996                          1995
                                                       Percent                        Percent                       Percent
                                                      of loans                       of loans                      of loans
                                                       in each                        in each                       in each
                                                      category                       category                      category
                                                      to total                       to total                        total
                                         Amount         loans           Amount         loans           Amount        loans
                                         ------         -----           ------         -----           ------        -----
                                                                         (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     Residential...............           $  65       76.95%               $60         77.46%             $57        76.64%
     Commercial................              29        4.47                 13          4.88               11         4.46
     Multi-family..............              82       12.57                 75         14.83               39        15.26
   Construction loans..........              10        5.73                 11          2.36                4         3.34
   Loans secured by deposits...             ---         .17                ---           .33              ---          .13
   Home improvement loans......             ---         .11                ---           .14              ---          .17
   Unallocated.................              66         ---                ---           ---              ---          ---
                                           ----      ------               ----        ------             ----       ------
   Total.......................            $252      100.00%              $159        100.00%            $111       100.00%
                                           ====      ======               ====        ======             ====       ======

Investments

     Investments. Union Federal's investment portfolio consists of U.S. Treasury and federal agency securities, FHLB stock and an investment in Pedcor Investments - 1993 - XVI, L.P. See "--Service Corporation Subsidiary." At December 31, 1997, approximately $7.7 million, or 5.8%, of Union Federal's total assets consisted of such investments. Union Federal also had $44.8 million, or 33.9% of its assets, in interest-earning deposits as of that date.

     The amount of interest-earning deposits held by Union Federal increased significantly as a result of the Conversion. Because the subscription offering for the Holding Company's Common Stock was oversubscribed, Union Federal delivered refund checks during the last week of December, 1997 to those subscribers whose purchase orders were not filled. Many of those checks had not cleared as of December 31, 1997, thereby increasing the amount of funds held by Union Federal in interest-bearing deposits. In addition, Union Federal invested some of the proceeds that it received from the stock offering in interest-bearing overnight accounts at the FHLB Indianapolis, which also increased the amount of its interest-bearing deposits at December 31, 1997.

      The following table sets forth the amortized cost and the market value of Union Federal's investment portfolio at the dates indicated.


                                                                At December 31,
                                              1997                   1996                    1995
                                        Amortized   Market     Amortized   Market     Amortized    Market
                                          Cost       Value       Cost       Value       Cost        Value
                                          ----       -----       ----       -----       ----        -----
                                                                  (In thousands)
Investment securities held to maturity:
   U.S. Treasury....................... $   350     $   350    $   350    $   348       $1,050     $1,051
   Federal agencies....................   3,346       3,351      2,645      2,611        2,950      2,944
   Mortgage-backed securities..........   2,124       2,302      2,752      2,933        3,423      3,668
     Total investment securities
       held to maturity................   5,820       6,003      5,747      5,892        7,423      7,663
Investment in limited partnership......   1,176          (1)     1,334         (1)       1,506         (1)
FHLB stock (2).........................     708         708        580        580          563        563
Total investments......................  $7,704                 $7,661                  $9,492
                                         ======                 ======                  ======

(1)   Market values are not available

(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

         The  following  table sets forth the  amount of  investment  securities
(excluding mortgage-backed securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997.

                                                          Amount at December 31, 1997 which matures in
                                                      One Year             One Year                Five Years
                                                       or Less           to Five Years            to Ten Years
                                                 Amortized   Average  Amoritzed  Average      Amortized   Average
                                                   Cost       Yield     Cost      Yield         Cost       Yield
                                                   ----       -----     ----      -----         ----       -----
                                                                             (Dollars in thousands)

U.S. Treasury securities........................$   350      5.14%  $     ---       ---%       $  ---        ---%
Federal agency securities.......................  1,050      4.41       2,296      6.49           ---        ---
                                                 $1,400      4.59%     $2,296      6.49%


Mortgage-backed Securities

         The following table sets forth the composition of Union Federal's mortgage-backed securities portfolio at the dates indicated.

                                                                                    December 31,
                                                            1997                        1996                        1995
                                                Amortized  Percent  Market  Amortized  Percent Market    Amortized  Percent  Market
                                                  Cost    of Total   Value    Cost    of Total  Value      Cost    of Total   Value
                                                  ----    --------   -----    ----    --------  -----      ----    --------   -----
                                                                                   (In thousands)
Governmental National
   Mortgage Corporation.................         $1,223    57.6%     $1,348  $1,391    50.5%   $1,511     $1,707    49.9%    $1,856
Federal Home Loan Mortgage Corporation..            635    29.9         691   1,039    37.8     1,103      1,338    39.1      1,431
Federal National
   Mortgage Corporation.................            243    11.4         240     294    10.7       291        341     9.9        343
Other...................................             23     1.1          23      28     1.0        28         37     1.1         38
   Total mortgage- backed securities....         $2,124   100.0%     $2,302  $2,752   100.0%   $2,933     $3,423   100.0%    $3,668

         The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997.

                                                                        Amount at December 31, 1997 which matures in
                                                          One Year                    One Year to                 After
                                                           or Less                     Five Years               Five Years
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average    Amortized      Average
                                                     Cost           Yield         Cost           Yield       Cost          Yield
                                                     ----           -----         ----           -----       ----          -----
                                                                             (Dollars in thousands)
Mortgage-backed securities......................      $---           ---%          $283           8.40%     $1,841         8.59%

      The   following   table  sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 1997, 1996 and 1995.

                                                For the Year Ended
                                                   December 31,
                                    1997               1996                  1995
                                    ---------------------------------------------
                                                  (In thousands)
Beginning balance..........       $2,752                $3,423                $4,079
   Repayments/sales........         (639)                 (676)                 (663)
Premium and discount
   amortization, net.......           11                     5                     7
Ending balance.............       $2,124                $2,752                $3,423
                                  ======                ======                ======

Sources of Funds

      General. Deposits have traditionally been Union Federal's primary source of funds for use in lending and investment activities. In addition to deposits, Union Federal derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

      Deposits.   Union  Federal  attracts  deposits   principally  from  within
Montgomery County through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit and savings accounts. Union Federal does not actively solicit or advertise for deposits outside of Montgomery County, and substantially all of its depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate.
Union Federal does not pay broker fees for any deposits it receives.

      Union Federal establishes the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. Union Federal relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits. Union Federal also closely prices its deposits to the rates offered by its competitors.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that Union Federal offers has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Union Federal has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Union Federal manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on Union Federal's experience, management believes that its passbook, NOW and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

      An analysis of Union Federal's deposit accounts by type, maturity, and rate at December 31, 1997, is as follows:

                                                                    Minimum        Balance at                          Weighted
                                                                    Opening       December 31,          % of            Average
Type of Account                                                     Balance           1997            Deposits           Rate
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts..............................  $      10            $  4,579            7.35%            4.00%
   Variable rate, money market................................         10               9,125           14.66             4.58
   NOW accounts and other transaction accounts................        500               2,373            3.81             2.94
                                                                                      -------          ------             ----
     Total withdrawable.......................................                         16,077           25.82             4.17

Certificates (original terms):
   3 months or less...........................................      1,000                 101             .16             4.23
   6 months...................................................      1,000               3,778            6.07             5.02
   12 months..................................................      1,000               5,477            8.80             5.57
   18 months..................................................      1,000               7,986           12.83             5.73
   24 months..................................................      1,000               5,174            8.31             5.95
   30 months..................................................      1,000               6,615           10.62             5.95
   36 months .................................................      1,000               3,854            6.19             6.09
   48 months..................................................      1,000                 321             .52             5.97
   60 months..................................................      1,000               5,815            9.34             6.02
Jumbo certificates - $100,000 and over........................    100,000               7,060           11.34             6.18
                                                                                      -------          ------             ----
Total certificates............................................                         46,181           74.18             5.84
                                                                                      -------          ------             ----
Total deposits................................................                        $62,258          100.00%            5.41%
                                                                                      =======          ======             ====


      The following table sets forth by various interest rate categories the composition of time deposits of Union Federal at the dates indicated:

                                            At December 31,
                           1997                  1996                  1995
                           ------------------------------------------------
                                            (In thousands)
4.00 to 4.99%.......    $   3,622            $   4,760            $    5,432
5.00 to 5.99%.......       19,245               19,400                11,330
6.00 to 6.99%.......       22,894               20,954                21,991
7.00 to 7.99%.......          420                1,941                 6,516
                          -------              -------              --------
   Total............      $46,181              $47,055              $ 45,269
                          =======              =======              ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1997. Matured certificates, which have not been renewed as of December 31, 1997, have been allocated based upon certain rollover assumptions.


                                           Amounts at December 31, 1997 Maturing In
                         One Year                 Two                  Three             Greater Than
                          or Less                Years                 Years              Three Years
                                                        (In thousands)
4.00 to 4.99%.......    $   3,622
5.00 to 5.99%.......       12,548            $   5,427              $    953               $   317
6.00 to 6.99%.......       10,806                7,817                 2,733                 1,538
7.00 to 7.99%.......          394                   10                    16                   ---
                          -------              -------                ------                ------
   Total............      $27,370              $13,254                $3,702                $1,855
                          =======              =======                ======                ======


     The  following   table  indicates  the  amount  of  Union  Federal's  other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                          At December 31, 1997
                                                          --------------------
 Maturity Period                                             (In thousands)
 Three months or less...................................          $2,471
 Greater than three months through six months...........             583
 Greater than six months through twelve months..........           1,585
 Over twelve months.....................................           2,421
                                                                  ------
      Total.............................................          $7,060
                                                                  ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that Union Federal offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          DEPOSIT ACTIVITY
                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1997       Deposits     1996       1996       Deposits     1995       1995     Deposits
                                                                       (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts......    $  4,579        7.35%   $   712     $3,867         6.40%      $356     $3,511        6.11%
   Variable rate, money market........       9,125       14.66        510      8,615        14.25        218      8,397       14.63
   NOW accounts and other
     transaction accounts.............       2,373        3.81      1,474        899         1.49        669        230         .40
                                           -------      ------     ------    -------       ------     ------    -------      ------
     Total withdrawable...............      16,077       25.82      2,696     13,381        22.14      1,243     12,138       21.14

Certificates (original terms):
   3 months...........................         101         .16        (48)       149          .25         19        130         .23
   6 months...........................       3,778        6.07       (489)     4,267         7.06       (265)     4,532        7.89
   12 months..........................       5,477        8.80        244      5,233         8.66       (131)     5,364        9.34
   18 months..........................       7,986       12.83       (204)     8,190        13.55      1,152      7,038       12.26
   24 months..........................       5,174        8.31        678      4,496         7.44        (94)     4,590        8.00
   30 months..........................       6,615       10.62      1,133      5,482         9.07        273      5,209        9.07
   36 months .........................       3,854        6.19     (1,344)     5,198         8.60        113      5,085        8.86
   48 months..........................         321         .52        (55)       376          .62        (29)       405         .71
   60 months..........................       5,815        9.34       (793)     6,608        10.93         79      6,529       11.37
Jumbo certificates....................       7,060       11.34          4      7,056        11.68        669      6,387       11.13
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total certificates....................      46,181       74.18       (874)    47,055        77.86      1,786     45,269       78.86
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total deposits........................     $62,258      100.00%    $1,822    $60,436       100.00%    $3,029    $57,407      100.00%
                                           =======      ======     ======    =======       ======     ======    =======      ======

     Total deposits at December 31, 1997 were approximately $62.3 million, compared to approximately $57.4 million at December 31, 1995. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

      In the unlikely event of Union Federal's liquidation after the Conversion, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Union Federal.

      Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 1997, Union Federal had borrowings in the amount of $2.4 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through January 2, 2004. Union Federal is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $1.2 million under a note payable that is not included in the following table. See "--Service Corporation Subsidiary."

      The following table presents certain information relating to Union Federal's borrowings at or for the years ended December 31, 1997, 1996 and 1995.

                                                                        At or for the Year
                                                                        Ended December 31,
                                                            1997             1996              1995
                                                            ---------------------------------------
                                                                    (Dollars in thousands)
FHLB Advances:
     Outstanding at end of period....................       $2,373          $6,482             $1,065
     Average balance outstanding for period..........        5,748           3,566              1,857
     Maximum amount outstanding at any
       month-end during the period...................        6,873           6,482              3,065
     Weighted average interest rate
       during the period.............................         5.90%           5.36%              6.03%
     Weighted average interest rate
       at end of period..............................         5.71%           5.52%              5.46%

Service Corporation Subsidiary

      OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specified activities if it determines such activities pose a serious threat to the SAIF. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

      Union Federal currently owns one subsidiary, UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operated as a multi-family, low- and moderate-income housing project, is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital.

       A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed.

      UFS committed to invest approximately $1.8 million in Pedcor at the inception of the project in November, 1993. Through December 31, 1997, UFS had invested cash of approximately $610,000 in Pedcor with six additional annual capital contributions remaining to be paid in January of each year through January, 2004, totaling $1,200,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor, and Pedcor currently owes Union Federal $873,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

       UFS transfers the tax credits resulting from Pedcor's operation of the Project to Union Federal. These tax credits will be available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize available tax credits during the carry forward period. Additionally, Pedcor has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor, which at December 31, 1997, was $1.2 million. As of December 31, 1997, 83% of the units in the Project were occupied, and all of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor.

      The following summarizes UFS's equity in Pedcor's losses and tax credits recognized in Union Federal's consolidated financial statements.

                                                           Year Ended December 31,
                                                     1997           1996         1995
                                                     ---------------------------------
                                                                (In Thousands)
Investment in Pedcor:
   Net of equity in losses..................        $1,176          $1,334       $1,506

Equity in losses, net
   of income tax effect.....................        $  (95)         $ (104)       $(150)
Tax credit..................................           178             178          178
Increase in after-tax net income from
   Pedcor investment........................        $   83          $   74      $    28


Employees

      As of December 31, 1997, Union Federal employed 12 persons on a full-time basis. Union Federal does not have any part-time employees. None of Union Federal's employees is represented by a collective bargaining group. Management considers its employee relations to be good.

      Employee benefits for Union Federal's full-time employees include, among other things, an employee stock ownership plan, a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan, a noncontributory, multiple-employer comprehensive pension plan (the"Pension Plan"), and hospitalization/major medical insurance, dental and eye care insurance, long-term disability insurance, life insurance, and participation in the Financial Institutions Thrift Plan.

      Management considers its employee benefits to be competitive with those offered by other financial institutions and major employers in the area. See "Executive Compensation" and "Certain Relationships and Related Transactions of Union Federal."

                                   COMPETITION

      Union Federal originates most of its loans to and accepts most of its deposits from residents of Montgomery County, Indiana. Union Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Montgomery County with significantly larger resources than are available to Union Federal. In total, there are 13 other financial institutions located in Montgomery County, including nine banks, two credit unions and two other savings associations. Union Federal also competes with money market funds with respect to deposit accounts.

      The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Union Federal competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.

                                   REGULATION

General

      As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. Union
Federal's semi- annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $14,135.

      Union Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of securities, and limitations upon other aspects of banking operations. In addition, Union Federal's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

      The United States Congress is considering legislation that would require all federal savings associations, such as Union Federal, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and Union Federal.

Savings and Loan Holding Company Regulation

      As the holding company for Union Federal, the Holding Company will be regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Union Federal is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

      In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

      The Holding Company's Board of Directors presently intends to operate the Holding Company as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company.

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) See "--Qualified Thrift Lender." At December 31, 1997, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

      If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Union Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than Union Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

      The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

      Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

      No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

      Union Federal is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an
independent   agency,   controls  the  FHLB  System,   including   the  FHLB  of
Indianapolis.

      As a member, Union Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1997, Union Federal's investment in stock of the FHLB of Indianapolis was $708,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to Union Federal totaled approximately $54,000, for an annual rate of 7.99%.

Insurance of Deposits

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as Union Federal and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "-- Assessments" below.

      Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

      On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Union Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Union Federal recognized this one-time assessment as a non-recurring operating expense of $362,000 ($219,000 after tax) during the three-month period ending September 30, 1996, and Union Federal paid this assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Union Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1997, Union Federal was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, Union Federal would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. Union Federal nevertheless measure its interest rate risk in conformity with the OTS regulation and, as of December 31, 1997, Union Federal would have been required to deduct $1.7 million from its total capital available to calculate its risk-based capital requirement. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

      If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequatelycapitalized, under capitialized, significantly undercapitalzied, and critically undercapitalized. At December 31, 1997, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and Union Federal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

      An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." Union Federal is currently a Tier 1 Institution.

      A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Accordingly, at December 31, 1997, Union Federal had available approximately $13,004,000 for distribution, without consideration of the restrictions on its capital distributions as a result of the establishment of a liquidation account in connection with the Conversion.

      The OTS has proposed revisions to these regulations which would permit a savings association, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in an amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as Union Federal, that is a subsidiary of a savings and loan holding company to file a notice with the OTS before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for expedited processing under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.

      Pursuant to the Plan of Conversion, Union Federal established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. Union Federal will not be permitted to pay dividends to the Holding Company if its net worth would be reduced below the amount required for the liquidation account. In addition, Union Federal must file either a notice or an application with the OTS 30 days before declaring a dividend to the Holding Company, as described above.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on Union Federal's current operations.

Safety and Soundness Standards

      On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

      OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

      Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1997, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If Union Federal maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1997, Union Federal was in compliance with its QTL requirement, with approximately 93.3% of its assets invested in QTIs.

      A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

      The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

      Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

      The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

      Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis. The Indiana Branching Law became effective March 15, 1996.

Transactions with Affiliates

      Union Federal is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

      The shares of Common Stock of the Holding Company have been registered with the SEC under the 1934 Act. The Holding Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Union Federal's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

      Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

      Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated Union Federal's record of meeting community credit needs as satisfactory.

                                    TAXATION

Federal Taxation

      Historically, savings associations, such as Union Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. Union Federal will recapture approximately $55,000 over a six-year period that began with the year ended December 31, 1996. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions.

      Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

      For federal income tax purposes, Union Federal has been reporting its income and expenses on the accrual method of accounting. Union Federal's federal income tax returns have not been audited in recent years.

State Taxation

      Union Federal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

      Union Federal's state income tax returns have not been audited in recent years.

Item 2.   Properties.

         The following table provides certain information with respect to Union Federal's office as of December 31, 1997:

                                                                                                 Net Book
                                                                                                 Value of
                                                                                                 Property,            Approximate
    Description                              Owned or           Year            Total           Furniture &             Square
    and Address                               leased           Opened         Deposits           Fixtures               Footage
                                                                       (Dollars in thousands)
221 East Main Street                           Owned            1913           $62,258             $367                 19,065
Crawfordsville, Indiana 47933


      Union Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Union Federal's electronic data processing equipment was approximately $4,000 at December 31, 1997.

      Union Federal has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois. The cost of these data processing services is approximately $5,000 per month.

      Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $1,100 per month.

      Union Federal also receives income from leasing office space on the second floor of its building and parking spaces located behind its building. Union Federal's gross income from renting the office space was $28,000 for fiscal year ended December 31, 1997 and $27,000 for the year ended December 31, 1996. Union Federal's gross income from renting the parking spaces was approximately $9,000 for the fiscal year ended December 31, 1997 and approximately $9,000 for the year ended December 31, 1996.

Item 3.  Legal Proceedings.

         Although Union Federal is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which it presently is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1997.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

         Name                           Position with Holding Company
         ----                           -----------------------------
         Joseph E. Timmons              Chairman of the Board, President
                                             and Chief Executive Officer
         Denise E. Swearingen           Secretary and Treasurer
         Ronald L. Keeling              Vice President

         Joseph E. Timmons (age 63) has served as President and Chief Executive Officer of the Holding Company since 1997, of Union Federal since 1974 and of UFS Service Corp. since its inception in 1994. He has been an employee of Union Federal since 1954.

         Denise E. Swearingen (age 39) has served as the Holding Company's Secretary and Treasurer since 1997 and as Union Federal's Secretary and Controller/Treasurer since 1995. She has worked for Union Federal since 1983.

         Ronald L. Keeling (age 46) has served as the Holding Company's Vice President since 1997, as Union Federal's Vice President and Assistant Secretary since 1984 and as Senior Loan Officer since 1979. He has worked for Union Federal since 1971.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         a) The Holding Company's common stock, without par value ("Common Stock"), is listed on the NASDAQ National Market System under the symbol "UCBC" The Holding Company shares began to trade on December 29, 1997. The high and low bid prices for the period December 29, 1997 to March 20, 1998, were $13.75 and $14.88, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to shareholders directly depends upon the ability of Union Federal to pay dividends to the Holding Company and upon the earnings on its investment securities. On March 30, 1998, there were 425 shareholders of record.

         Under current federal income tax law, dividend distributions to the Holding Company, to the extent that such dividends paid are from the current or accumulated earnings and profits of Union Federal (as calculated for federal income tax purposes), will be taxable as ordinary income to the Holding Company and will not be deductible by Union Federal. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from Union Federal's accumulated bad debt reserves, which could result in increased federal income tax liability for Union Federal. Moreover, Union Federal may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

         Generally, there is no OTS regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of Union Federal. The FDIC also has authority under current law to prohibit a financial institution from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the financial institution. Indiana law, however, would prohibit the Holding Company from paying a dividend if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

         The Holding Company paid no dividends to its shareholders in the fiscal year ended December 31, 1997.

         b)  Use of Proceeds.

         The Registration Statement filed by the Company pursuant to the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on November 12, 1997 (SEC File No. 333-35799). The offering of the Company's common stock (the "Common Stock") commenced on November 19, 1997 and terminated at 12:00 noon, Crawfordsville, Indiana time, on December 10, 1997. The Company sold each of the 3,041,750 shares of Common Stock registered pursuant to the Registration Statement at $10 per share. The Union Community Bancorp Employee Stock Ownership Plan and Trust (the "ESOP") purchased 184,000 shares of the Common Stock with the proceeds of a loan it received from the Company. Trident Securities, Inc. acted as the Company's exclusive agent in marketing the Common Stock on a best efforts basis.

         The following table indicates the net proceeds from the offering of the Common Stock by the Company:

         Gross proceeds from sale of
              3,041,750 shares at $10/share                        $30,417,500
         Expenses:
         Underwriting commissions                 $   394,397
         Underwriting expenses                         31,903
         Other expenses                               353,608
         Total expenses                                                779,908
         Net proceeds                                              $29,637,592

         As described in the prospectus, the Company used 50% of the net proceeds (or $14,818,796) to purchase all of the capital stock of the Bank. From the proceeds that it retained, the Company made a loan to the ESOP for the purchase of 184,000 shares of the Common Stock. After providing for this loan and for the purchase of the Bank's capital stock, the Company retained $12,978,796 of the net proceeds, as the following table indicates:

         Net proceeds                                              $29,637,592
         Purchase of Bank capital stock           $14,818,796
         Loan to ESOP                               1,840,000
         Total                                                      16,658,796
         Net proceeds retained by Company                          $12,978,796

         The Company deposited the remainder of the net proceeds that it retained in an account with the Bank, thereby increasing the Bank's working capital.

         The Bank used $4,500,000 of its portion of the net proceeds to repay short-term advances from the FHLB of Indianapolis. The Bank deposited the remainder of the net proceeds it received in an overnight account with the FHLB of Indianapolis to be used for daily operations.

         The payments described above reflect reasonable estimates of amounts paid by the Company and the Bank. Neither the Company nor the Bank paid any of the expenses indicated above, either directly or indirectly, to its directors, officers or their associates, or to any person owning 10% or more of any class of its securities, or to any affiliate. The Company's and the Bank's use of the proceeds from the offering of the Common Stock described above does not represent a material change in the use of proceeds described in the prospectus.

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Union Federal and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Form 10-K.

                                                                                 AT DECEMBER 31,
                                                            1997         1996         1995         1994          1993
                                                                                          (In thousands)
Summary of Selected Consolidated
Financial Condition Data:
Total assets.....................................         $132,040       $82,789      $73,631      $72,540      $66,833
Loans, net.......................................           78,436        72,697       61,279       60,059       55,256
Cash and interest-bearing
     deposits in other banks (1).................           44,781        1,465        1,993        1,329          963
Investment securities held to maturity...........            5,820         5,747        7,423        7,985        9,355
Deposits.........................................           62,258        60,436       57,407       54,886       55,076
Stock subscriptions refundable...................           22,687           ---          ---          ---          ---
Borrowings.......................................            3,573         7,880        2,642        4,943          ---
Shareholders' equity.............................           42,906        13,910       13,024       12,033       10,878


                                                                             YEAR ENDED DECEMBER 31,
                                                            1997         1996         1995         1994          1993
                                                                                          (In thousands)
Summary of Operating Data:
Total interest and dividend income...............           $6,801        $6,112       $5,729       $5,249       $5,334
Total interest expense...........................            3,836         3,424        3,148        2,507        2,594
   Net interest income...........................            2,965         2,688        2,581        2,742        2,740
Provision for loan losses........................              165            48           24           24           15
   Net interest income after
     provision for loan losses...................            2,800        2,640        2,557        2,718        2,725
Other income (losses):
   Equity in losses of limited partnership.......             (158)         (173)        (249)         (54)         ---
   Investment securities gains...................              ---           ---          ---          ---          ---
   Other.........................................               62            57           32           14           13
     Total other losses..........................              (96)         (116)        (217)         (40)          13
Other expenses:
   Salaries and employee benefits................              480           461          481          489          434
   Net occupancy expenses........................               39            39           66           44           57
   Equipment expenses............................               22            20           20           17           17
   Deposit insurance expense.....................               31           495          127          126           94
   Other.........................................              389           287          328          208          234
     Total other expenses........................              961         1,302        1,022          884          836
Income before income taxes and cumulative effect
   of change in accounting principle.............            1,743         1,222        1,318        1,794        1,902
Income taxes.....................................              545           336          326          639          755
Cumulative effective of change
   in accounting principle.......................              ---           ---          ---          ---           12
   Net income....................................           $1,198       $   886      $   992       $1,155       $1,159

Supplemental Data:
Interest rate spread during period...............             2.55%         2.54%        2.69%        3.25%        3.45%
Net yield on interest-earning assets (2) ........             3.50          3.53         3.67         4.01         4.23
Return on assets (3).............................             1.38          1.13         1.36         1.63         1.77
Return on equity (4).............................             8.10          6.54         7.84        10.02        11.19
Other expenses to average assets (5).............             1.11          1.66         1.41         1.25         1.28
Equity to assets (6).............................            32.49         16.80        17.69        16.59        16.28
Average interest-earning assets to average
   interest-bearing liabilities..................           120.98        121.94       121.83       120.63       119.42
Non-performing assets to total assets (6)........              .07           .59          .21          .20          .31
Allowance for loan losses to total loans
   outstanding (6)...............................              .32           .22          .18          .15          .11
Allowance for loan losses to
   non-performing loans (6)......................           484.62         32.52        71.15        60.84        30.88
Net charge-offs to average
   total loans outstanding ......................              .10           ---          ---          ---          ---
Number of full service offices (6)...............                1             1            1            1            1

--------------
(1) Includes certificates of deposit in other financial institutions.

(2) Net interest income divided by average interest-earning assets.

(3) Net income divided by average total assets.

(4) Net income divided by average total equity.

(5) Other expenses divided by average total assets.

(6) At end of period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         The Holding Company was incorporated for the purpose of owning all of the outstanding shares of Union Federal. The following discussion and analysis of the Holding Company's financial condition as of December 31, 1997 and Union Federal's results of operations should be read in conjunction with and with reference to the consolidated financial statements and the notes thereto included herein.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Holding Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Holding Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

      1.    Management's determination of the amount of loan loss allowance;

      2.    The effect of changes in interest rates;

      3.    Changes in deposit insurance premiums; and

      4. Proposed legislation that would eliminate the federal thrift charter and the separate federal regulation of thrifts.

Average Balances and Interest Rates and Yields

         The following tables present for the years ended December 31, 1997, 1996 and 1995, the balances, interest rates and average monthly balances of each category of Union Federal's interest-earning assets and interest-bearing liabilities, and the interest earned or paid on such amounts. Management believes that the use of month-end average balances instead of daily average balances has not caused any material difference in the information presented.

                                                                            Year Ended December 31,
                                                    1997                            1996                          1995
                                        Average               Average   Average               Average  Average              Average
                                        Balance Interest (1)Yield/Cost  BalanceInterest (1) Yield/Cost BalanceInterest (1)Yield/Cost
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits............ $3,821     $246      6.44%    $   959    $   67      6.99%    $ 1,089 $     71     6.52%
   Mortgage-backed securities
     held to maturity...................  2,421      214      8.84       3,061       263      8.59       3,777      321     8.50
   Other investment securities
     held to maturity...................  3,487      197      5.65       3,169       175      5.52       3,918      227     5.79
   Loans receivable (2)................. 74,382    6,090      8.19      68,346     5,562      8.14      60,950    5,066     8.31
   FHLB stock...........................    676       54      7.99         576        45      7.81         562       44     7.83
     Total interest-earning assets...... 84,787    6,801      8.02      76,111     6,112      8.03      70,296    5,729     8.15
Non-interest earning assets, net of
   allowance for loan losses............  2,039                          2,152                           2,391
     Total assets.......................$86,826                        $78,263                         $72,687
Liabilities and retained earnings:
Interest-bearing liabilities:
   Savings deposits..................... $3,845      159      4.14     $ 3,754       148      3.94     $ 3,650      146     4.00
   Interest-bearing demand.............. 10,350      444      4.29       9,061       369      4.07       8,594      385     4.48
   Certificates of deposit.............. 47,403    2,764      5.83      46,035     2,716      5.90      43,597    2,505     5.75
   Stock subscriptions refundable.......  2,737      130      4.75         ---       ---       ---         ---      ---      ---
   FHLB advances........................  5,748      339      5.90       3,566       191      5.36       1,857      112     6.03
     Total interest-bearing liabilities. 70,083    3,836      5.47      62,416     3,424      5.49      57,698    3,148     5.46
Other liabilities.......................  1,960                          2,303                           2,333
     Total liabilities.................. 72,043                         64,719                          60,031
Shareholders' equity.................... 14,783                         13,544                          12,656
     Total liabilities and
         stockholders' equity...........$86,826                        $78,263                        $ 72,687
Net interest-earning assets.............$14,704                        $13,695                        $ 12,598
Net interest income.....................          $2,965                          $2,688                         $2,581
Interest rate spread (3)................                      2.55%                          2.54%                         2.69%
Net yield on weighted average
   interest-earning assets (4)..........                      3.50%                          3.53%                         3.67%
Average interest-earning assets to
   average interest-bearing liabilities. 120.98%                        121.94%                         121.83%

(1) Interest income on loans receivable includes loan fee income of $97,000, $97,000 and $101,000 for the years ended December 31, 1997, 1996 and 1995.

(2)   Total loans less loans in process.

(3) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.

(4) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

Interest Rate Spread

         Union Federal's results of operations have been determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and general and administrative expenses. Union Federal's net interest income is determined by the interest rate spread between the yields Union Federal earns on interest-earning assets and the rates it pays on interest-bearing liabilities, and by the relative amounts of interest-earning assets and interest-bearing liabilities.

      The following table sets forth the weighted average effective interest rate that Union Federal earned on its loan and investment portfolios, the weighted average effective cost of its deposits and advances, the interest rate spread, and net yield on weighted average interest-earning assets for the periods and as of the dates shown. Average balances are based on average month-end balances. Management believes that the use of month-end average balances instead of daily average balances has not caused any material difference in the information presented.

                                                                At December 31,                Year Ended December 31,
                                                                     1997             1997              1996             1995
                                                                     --------------------------------------------------------
Weighted average interest rate earned on:
   Interest-earning deposits..............................           5.13%            6.44%            6.99%             6.52%
   Mortgage-backed securities held to maturity............           8.57             8.84             8.59              8.50
   Other investment securities held to maturity...........           5.77             5.65             5.52              5.79
   Loans receivable.......................................           8.11             8.19             8.14              8.31
   FHLB stock.............................................           7.99             7.99             7.81              7.83
     Total interest-earning assets........................           7.02             8.02             8.03              8.15
Weighted average interest rate cost of:
   Savings deposits.......................................           4.00             4.14             3.94              4.00
   Interest-bearing demand................................           4.32             4.29             4.07              4.48
   Certificates of deposit................................           5.87             5.83             5.90              5.75
   Stock subscriptions refundable.........................           4.00             4.75              ---               ---
   FHLB advances..........................................           5.71             5.90             5.36              6.03
     Total interest-bearing liabilities...................           5.09             5.47             5.49              5.46
Interest rate spread (1)..................................           1.93             2.55             2.54              2.69
Net yield on weighted average
   interest-earning assets (2)............................            ---             3.50             3.53              3.67

(1) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.

(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Union Federal's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume) and (2) changes in volume (changes in volume multiplied by old rate). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionally to the change due to volume and the change due to rate.

                                                                        Increase (Decrease) in Net Interest Income
                                                                                                                 Total
                                                                    Due to                Due to                  Net
                                                                     Rate                 Volume                Change
                                                                                      (In thousands)
Year ended December 31, 1997 compared
to year ended December 31, 1996
   Interest-earning assets:
     Interest-earning deposits..................................   $    (6)                 $ 185             $     179
     Mortgage-backed securities held to maturity................         7                    (56)                  (49)
     Other investment securities held to maturity...............         4                     18                    22
     Loans receivable...........................................        34                    494                   528
     FHLB stock.................................................         1                      8                     9
       Total....................................................        40                    649                   689
   Interest-bearing liabilities:
     Savings deposits...........................................         7                      4                    11
     Interest-bearing demand....................................        20                     55                    75
     Certificates of deposit....................................       (32)                    80                    48
     Stock subscriptions refundable.............................       ---                    130                   130
     FHLB advances..............................................        21                    127                   148
       Total....................................................        16                    396                   412
   Net change in net interest income............................    $   24                  $ 253              $    277

Year ended December 31, 1996 compared
to year ended December 31, 1995
   Interest-earning assets:
     Interest-earning deposits..................................   $     5                 $   (9)           $       (4)
     Mortgage-backed securities held to maturity................         3                    (61)                  (58)
     Other investment securities held to maturity...............       (10)                   (42)                  (52)
     Loans receivable...........................................      (108)                   604                   496
     FHLB stock.................................................       ---                      1                     1
       Total....................................................      (110)                   493                   383
   Interest-bearing liabilities:
     Savings deposits...........................................        (2)                     4                     2
     Interest-bearing demand....................................       (36)                    20                   (16)
     Certificates of deposit....................................        68                    143                   211
     FHLB advances..............................................       (14)                    93                    79
       Total....................................................        16                    260                   276
   Net change in net interest income............................    $ (126)                 $ 233              $    107

Year ended December 31, 1995 compared
to year ended December 31, 1994
   Interest-earning assets:
     Interest-earning deposits..................................    $   26                  $ (16)            $      10
     Mortgage-backed securities held to maturity................        (3)                   (66)                  (69)
     Other investment securities held to maturity...............       (13)                     7                    (6)
     Loans receivable...........................................       304                    229                   533
     FHLB stock.................................................        11                      1                    12
       Total....................................................       325                    155                   480
   Interest-bearing liabilities:
     Savings deposits...........................................        23                    (36)                  (13)
     Interest-bearing demand....................................        81                    (60)                   21
     Certificates of deposit....................................       436                    144                   580
     FHLB advances..............................................        20                     33                    53
       Total....................................................       560                     81                   641
   Net change in net interest income............................     $(235)                $   74              $   (161)


Financial Condition at December 31, 1997 Compared to Financial Condition at December 31, 1996

         Total assets increased $49.3 million, or 59.5% at December 31, 1997, compared to December 31, 1996. The largest increases were primarily in cash and cash equivalents which increased $43.3 million, and net loans which increased $5.7 million. The increase in cash and cash equivalents was principally in short-term interest-bearing deposits due to net proceeds from the conversion and stock subscriptions refundable. Net proceeds of the Holding Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $27.8 million and stock subscriptions refundable were $22.7 million. The increase in net loans was principally in real estate mortgage loans, and a result of increased customer demand.

         Average assets increased $8.5 million from $78.3 million for the period ended December 31, 1996, to $86.8 million for the period ended December 31, 1997, an increase of 10.9%. Average interest-earning assets represented 97.3% of average assets for the period ended December 31, 1996 compared to 97.7% for the period ended December 31, 1997. Although the average of most interest-earning assets increased during 1997, average loans experienced the largest increase amounting to $6.0 million, or 8.8%, compared to 1996. Average interest-earning assets as a percentage of average interest-bearing liabilities were 121.9% for 1996 and 121.0% for 1997.

         Average balances of mortgage-backed securities held to maturity decreased $640,000, or 20.9%, from December 31, 1996 to December 31, 1997 as a result of principal repayments, while other investment securities held to maturity increased $318,000, or 10.0%, from $3.2 million for the period ended December 31, 1996 to $3.5 million for the period ended December 31, 1997 due to purchases. Although no mortgage-backed securities have been purchased for several years, mortgage-backed securities have been purchased on occasion and are considered for purchase on an ongoing basis because such instruments offer liquidity and lower credit risk than other types of investments. The primary risk associated with these instruments is that in a declining interest rate environment the prepayment level of the loans underlying these securities will accelerate, which reduces the effective yield and exposes the association to interest rate risk on the prepaid amounts. In an increasing rate environment, the primary risk associated with these securities is that the fixed-rate portion of such securities will not adjust to market rates which reduces our spread. See "Business -- Investments -- Mortgage-Backed Securities."

         Loans and Allowance for Loan Losses. Average loans increased $6.0 million, or 8.8%, from the period ended December 31, 1996, to December 31, 1997. The growth in loans was in part funded by increased average deposits of $2.7 million and increased average FHLB advances of $2.2 million. Average loans were $68.3 million for the 1996 period and $74.4 million for the 1997 period. The average rates on loans were 8.14% for 1996 and 8.19% for 1997, an increase of 5 basis points. The allowance for loan losses as a percentage of total loans increased from .22% to .32% due to an increase in the allowance for loan losses from $159,000 at December 31, 1996 to $252,000 at December 31, 1997. The
increase in our allowance for loan losses was a result of a $165,000 provision for loan losses for the year ended December 31, 1997 offset by a $72,000 charge-off. The ratio of the allowance for loan losses to non-performing loans was 32.5% at December 31, 1996 compared to 484.6% at December 31, 1997. Nonperforming loans decreased from $489,000 at December 31, 1996 to $52,000 at December 31, 1997. Nonperforming loans of $203,000 were transferred to foreclosed real estate during the period ended December 31, 1997 and a charge-off of $72,000 relating to a multi-family loan taken at the time of the transfer. In response to this loss, the risk factor used to calculate the necessary allowance for loan losses related to loans secured by multi-family and commercial real estate was increased. Union Federal has experienced minimal residential loan losses in the past with no losses recorded in over five years and does not expect this experience in this area to change in future years; therefore, the risk factor used on the residential loan portfolio has not been adjusted.

         Premises and Equipment. Premises and equipment decreased slightly from December 31, 1996 to December 31, 1997 due to depreciation for the period exceeding purchases. Union Federal has no branches, and it leases to other businesses a portion of its main office and parking lot. See "Business -- Properties."

         Deposits. Deposits increased $1.8 million to $62.3 million during 1997, an increase of 3.0%. Increased deposits were utilized to fund loan growth. Demand and savings deposits increased $2.7 million, or 20.1%, between December 31, 1996 and December 31, 1997. Certificates of deposits decreased $874,000, or 1.9%, during this period. Average total deposits increased $2.7 million, or 4.6%, from $58.9 million for the year ended December 31, 1996 compared to $61.6 million for the year ended December 31, 1997.

         Borrowed Funds. Borrowed funds decreased $4.3 million, or 54.7%, from December 31, 1996 to December 31, 1997. The decline in total borrowed funds was comprised of a decrease in FHLB advances of $4.1 million, 63.4%, and a decrease in the note payable to Pedcor Investments - 1993-XVI, LP ("Pedcor"), a limited partnership organized to build, own and operate a 48-unit apartment complex, of $198,000, or 14.0%. The note to Pedcor was used to fund an investment in the Pedcor low-income housing income tax credit limited partnership and bears no interest so long as there exists no event of default. Average FHLB advances increased to $5.7 million for 1997 compared to $3.6 million for 1996, an increase of $2.1 million, or 58.3%.

         Shareholders' Equity. Shareholders' equity increased $29.0 million from $13.9 million at December 31, 1996 to $42.9 million at December 31, 1997. The increase was due to net proceeds of the Holding Company's stock issuance, after costs and excluding the shares issued for the ESOP, of $27.8 million and net income for 1997 of $1.2 million.

Financial Condition at December 31, 1996 Compared to Financial Condition at December 31, 1995

         Total assets increased $9.2 million, or 12.4%, at December 31, 1996, compared to December 31, 1995. The largest increase was in net loans which increased $11.4 million, or 18.6%. This increase was funded in part by an increase in deposits of $3.0 million, or 5.3%, and an increase in FHLB advances of $5.4 million, or 508.6%. The increase in net loans of $11.4 million was primarily in one-to-four family loans and resulted from a strong local demand for residential financing.

         Average assets increased from $72.7 million for the period ended December 31, 1995, to $78.3 million for the period ended December 31, 1996, an increase of $5.6 million, or 7.7%. Average interest-earning assets represented 97.3% of average assets for the period ended in 1996 compared to 96.7% for the period ended in 1995. The increase in average earning assets was primarily in the loan portfolio. Average interest-bearing assets as a percentage of average interest-bearing liabilities was 121.9% and 121.8% for 1996 and 1995, respectively.

         Average balances of mortgage-backed securities held to maturity decreased $716,000, or 19.0%, for the year ended December 31, 1996 as a result of principal repayments, while other investment securities held to maturity decreased $749,000, or 19.1%, from $3.9 million for the period ended December 31, 1995 to $3.2 million for the period ended December 31, 1996 due to maturities.

         Loans and Allowance for Loan Losses. The increase in Union Federal's net loans of $11.4 million, or 18.6% from December 31, 1995 to December 31, 1996 was primarily in real estate mortgage loans. Average loans increased from $61.0 million to $68.3 million while the average rates earned on such loans decreased 17 basis points to 8.14%. The allowance for loan losses as a percentage of total loans increased to 0.22% from 0.18% as a result of an increase in loans and no charge-offs. The allowance for loan losses as a percentage of non-performing loans was 32.5% and 71.15% at December 31, 1996 and 1995 respectively. Non-performing loans were $489,000 and $156,000 at each date, respectively. Included in non-performing loans at December 31, 1996 was an impaired loan of $112,000. A provision for loss of $37,000 had been recorded on this loan.

         Premises and Equipment. Premises and equipment decreased slightly from December 31, 1995 to December 31, 1996 due to depreciation for the period exceeding purchases.

         Deposits. Deposits increased approximately $3.0 million, or 5.3%, during the period ended December 31, 1996. Interest-bearing demand and savings deposits increased $1.2 million, or 10.2%, while certificates of deposit increased $1.8 million, or 3.9%. Average deposits increased $3.0 million, or 5.4%, during the period ended December 31, 1996. Average interest-bearing demand and savings deposits increased $571,000, or 4.7%, while certificates of deposits increased $2.4 million, or 5.6%. Although Union Federal did not offer any special deposit programs during 1996, it increased its deposits by offering rates that were competitive with the rates offered by other institutions in the area. The rates paid on interest-bearing demand and saving deposits decreased 41 and 6 basis points, respectively, while the rate paid on certificates of deposits increased 15 basis points.

         Borrowed Funds. The growth in loans was partially funded by the increase in FHLB advances of $5.4 million, or 508.6% from December 31, 1995 to December 31, 1996. Union Federal elected to utilize FHLB advances available at rates comparable to the cost of acquiring local deposits to partially fund the increase in loans. The majority of these FHLB advances matured in less than one year. Average FHLB advances increased from $1.9 million at December 31, 1995 to $3.6 million at December 31, 1996.

         Retained Earnings. Retained earnings increased $886,000, or 6.8%, from $13.0 million at December 31, 1995 to $13.9 million at December 31, 1996. The increase was due to net income during the period.

Comparison of Operating Results For Years Ended December 31, 1997 and 1996

         General. Net income increased $312,000, or 35.2%, from $886,000 for the year ended December 31, 1996 to $1,198,000 for the year ended December 31, 1997. The increase is primarily due to an increase in net interest income and a decrease in deposit insurance expense. The return on average assets was 1.38% and 1.13 % for the years ended December 31, 1997 and 1996, respectively.

         Interest Income. Our total interest income was $6.8 million for 1997 compared to $6.1 million for 1996. The increase in interest income was due primarily to an increase in volume. Average earning assets increased $8.7 million, or 11.4%, from $76.1 million for 1996 compared to $84.8 for 1997. The average yield on interest-earning assets decreased slightly from 8.03% for the year ended December 31, 1996 to 8.02% for the comparable period in 1997.

         Interest Expense. Interest expense increased $412,000, or 12.0%, for the year ended December 31, 1997 compared to the year ended December 31,1996. Average interest-bearing liabilities increased $7.7 million, or 12.3%, from $62.4 million for the 1996 period to $70.1 million during the 1997 period. The average balance of each deposit type increased from the 1996 period to the 1997 period with a $2.7 million, or 4.6%, increase in total average deposits. Average FHLB advances increased $2.1 million, or 58.3%, from $3.6 million for the 1996 period to $5.7 million during the 1997 period.

         Net Interest Income. Net interest income increased $277,000, or 10.3%, for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase was primarily due to the $253,000 increase due to volume increases. The interest spread was 2.55% for the year ended December 31, 1997 compared to 2.54% for the comparable 1996 period.

         Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1997 was $165,000 compared to $48,000 for the same period in 1996. The provision for loan losses increased due to the increase in outstanding loans and the losses recorded in 1997 associated with non-performing loans secured by multi-family real estate. In response to the loss experienced in 1997, the risk factor used on multi-family and commercial real estate loans was increased.

         Other Losses. Other losses decreased $20,000, or 17.2%, for the year ended December 31, 1997 compared to the 1996 period primarily due to decreased losses of $15,000 from our investment in a low-income housing income tax credit limited partnership. The investment in the limited partnership represents a 99% equity in Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $178,000 for both 1997 and 1996 was recorded.

         Salaries and Employee Benefits. Salaries and employee benefits were $480,000 for the year ended December 31, 1997 compared to $461,000 for the 1996 period, and increase of $19,000, or 4.1%. This increase resulted from the addition of 3 full-time employees to our staff and normal increases in employee compensation and related payroll taxes.

         Net Occupancy and Equipment Expenses. Occupancy expenses and equipment expenses increased $2,000, or 3.4%, during 1997 compared to 1996.

         Deposit Insurance Expense. Deposit insurance expense decreased $464,000, or 93.7%, from $495,000 for the year ended December 31, 1996 to $31,000 for the same period in 1997. This decrease was due to the one time Savings Association Insurance Fund ("SAIF") special assessment of approximately $362,000 expensed in the fourth quarter of 1996. The recapitalization of SAIF resulted in a decline in the assessment for 1997. Prior to the recapitalization of SAIF, an assessment of $.23 per $100 of deposits was paid. Subsequent to the recapitalization, the assessment was reduced to $.0644 per $100 of deposits.

         Other Expense. Other expenses, consisting primarily of expenses related to service center fees, advertising, directors' fees, professional fees, supervisory examination fees, supplies, and postage increased $102,000, or 35.5% for 1997 compared to 1996. The increase was primarily due to an increase in director fees of $26,000 and a $30,000 charitable contribution. The remaining increase resulted from nominal increases in a variety of expense categories.

         Income Tax Expense. Income tax expense increased $209,000, or 62.2%, during 1997 compared to 1996. The increase was directly related to the increase in taxable income for the period. The effective tax rate was 31.3% and 27.5% for the respective 1997 and 1996 periods.

Comparison of Operating Results For Years Ended December 31, 1996 and 1995

         General. Net income for the year ended December 31, 1996 decreased $106,000, or 10.7%, to $886,000 compared to $992,000 for 1995. Return on average assets for the years ended December 31, 1996, and 1995 was 1.13% and 1.36%, respectively. Return on average equity was 6.54% for 1996 and 7.84% for 1995.

         Interest  Income.  Total  interest  income  was $6.1  million  for 1996 compared to $5.7 million for 1995. Average earning assets increased $5.8 million, or 8.3%, from $70.3 million to $76.1 million from 1995 to 1996. Volume increases, primarily from loans, accounted for $493,000 of the increase while lower interest rates offset the increase by $110,000.

         Interest Expense. Interest expense increased $276,000, or 8.8%, during 1996 compared to 1995. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities of $4.7 million, or 8.1%, from $57.7 million to $62.4 million. The growth in average interest-bearing liabilities was primarily attributable to the growth in certificates of deposit and FHLB advances. The average balance of certificates of deposit increased $2.4 million, or 5.6%, while average FHLB advances increased $1.7 million, or 92.0%. The deposit growth and increased borrowings from the FHLB were used to fund loan growth.

         Net Interest Income. Net interest income increased $107,000, or 4.1%, from $2.6 million for 1995 to $2.7 million for 1996. Interest rate spread was 2.54% and 2.69% for 1996 and 1995, respectively.

         Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1996 was $48,000. The 1996 provision and the related increase in the allowance for loan losses was considered adequate, based on growth, size, condition and components of the loan portfolio. The provision of $24,000 for 1995 reflected a more moderate growth of the loan portfolio.

         Other Losses. Other losses decreased $101,000, or 46.5%, from 1995 to 1996 primarily due to a decrease in losses of $76,000 from the investment in a limited partnership.

         Salaries and Employee Benefits. Salaries and employee benefits were $461,000 for 1996 compared to $481,000 for 1995, a decrease of $20,000, or 4.2%.
This decrease was primarily a result of a $5,000 decrease in retirement plan contributions and a $13,000 increase loan origination costs which are deferred over the lives of the related loans.

         Net Occupancy and Equipment Expenses. Occupancy expenses decreased $27,000, or 40.9%, and equipment expenses remained constant during 1996 as compared to 1995. The decrease in occupancy expenses was primarily attributable to an additional $32,000 of repairs and maintenance expenses in 1995 as compared to 1996.

         Deposit   Insurance   Expense.   Deposit  insurance  expense  increased
$368,000,  or 289.8%, from $127,000 for 1995 to $495,000 for 1996 due to the one time SAIF special assessment of approximately $362,000.

         Other Expense. Other expenses, consisting primarily of expenses related to service center fees, advertising, directors' fees, professional fees, supervisory examination fees, supplies, and postage decreased $41,000, or 12.5%, from 1995 to 1996. The decrease resulted from decreases in a variety of expense categories.

         Income Tax Expense. Income tax expense increased $10,000, or 3.1%, from 1995 to 1996. The effective tax rate were 27.5% and 24.7% for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The following is a summary of Union Federal's cash flows, which are of three major types. Cash flows from operating activities consist primarily of net income generated by cash. Investing activities generate cash flows through the origination and principal collection on loans as well as purchases and sales of securities. Investing activities will generally result in negative cash flows when Union Federal experiences loan growth. Cash flows from financing activities include savings deposits, withdrawals and maturities and changes in borrowings. The following table summarizes cash flows for each year in the three-year period ended December 31, 1997.

                                                              Year Ended December 31,
                                                         1997          1996           1995
                                                                   (In thousands)
Operating activities.................................   $1,367        $ 1,088         $1,160

Investing activities:
Investment securities
     Proceeds from maturities and
     paydowns of mortgage-backed
     securities held to maturity.....................      639            676            663
     Purchases of other investment
       securities held to maturity...................   (1,200)          (994)          (100)
     Proceeds from maturities of
       investment securities held to maturity........      500          2,000            ---
     Purchase of loans...............................     (500)        (1,350)          (742)
     Other net change in loans.......................   (5,517)       (10,116)          (502)
     Purchase of FHLB of
       Indianapolis Stock............................     (128)           (18)            (1)
Proceeds on sale of foreclosed real estate...........       73            ---            ---
     Purchases of premises and equipment.............      (23)            (3)           (38)
     Net cash used by investing activities...........   (6,156)        (9,805)          (720)
Financing activities:
   Net change in
   Interest-bearing demand and savings deposits......    2,696          1,243         (1,375)
   Certificates of deposits..........................     (874)         1,786          3,896
   Stock subscription escrow accounts................   22,687            ---            ---
   Proceeds from borrowings..........................    1,500         10,500          2,500
   Repayment of borrowings...........................   (5,807)        (5,261)        (4,801)
   Net change in advances by borrowers
       for taxes and insurance.......................       20            (79)             4
   Proceeds from sale of common stock,
     net of costs....................................   27,883            ---            ---
     Net cash provided by financing activities.......   48,105          8,189            224
Net increase(decrease) in cash
   and cash equivalents..............................  $43,316        $  (528)       $   664


      Federal law requires that savings associations maintain an average daily balance of liquid assets in an amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1997, Union Federal had liquid assets of $48.6 million, and a regulatory liquidity ratio of 49.4%.

      Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At December 31, 1997, Union Federal's tangible capital ratio was 22.7%, its core capital ratio was 22.7%, and its risk-based capital to risk-weighted assets ratio was 56.5%. Therefore, at December 31, 1997, Union Federal's capital levels exceeded all applicable regulatory capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and Union Federal's capital ratios as of December 31, 1997:

                                                       At December 31, 1997
                                       OTS Requirement                      Union Federal's Capital Level
                                   % of                               % of                              Amount
Capital Standard                  Assets            Amount          Assets(1)          Amount          of Excess
                                                             (Dollars in thousands)
Tangible capital............        1.5%            $29,969          22.7%              $1,981           $27,988
Core capital (2)............        3.0              29,969          22.7                3,961            26,008
Risk-based capital..........        8.0              30,221          56.5                4,279            25,942

(1) Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) The OTS has proposed and is expected to adopt a core capital requirement for savings associations comparable to that recently adopted by the OCC for national banks. The new regulation, as proposed, would require at least 3% of total adjusted assets for savings associations that received the highest supervisory rating for safety and soundness, and 4% to 5% for all other savings associations. The final form of such new OTS core capital requirement may differ from that which has been proposed. Union Federal expects to be in compliance with such new requirements. See "Regulation -- Regulatory Capital."

         For definitions of tangible capital, core capital and risk-based capital, see "Regulation -- Savings Association Regulatory Capital."

         As of December 31, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on Union Federal's liquidity, capital resources or results of operations.

Current Accounting Issues

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, establishing standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock, such as the shares issuable under the proposed stock option plan, as well as any other entity that chooses to present EPS in its financial statements.

         This Statement simplifies the current standards of APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It eliminates the presentation of primary EPS and requires presentation of basic EPS (the principal difference being that common stock equivalents are not considered in the computation of basic EPS). It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the potential common shares were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to that of fully diluted EPS pursuant to Opinion No. 15. The adoption of SFAS No. 128 will not have a material impact on financial position or results of operations.

         The Statement is effective for the financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Statement requires restatement of all prior-period EPS data presented.

         In  February  1997,  the  FASB  issued  SFAS  No.  129,  Disclosure  of
Information about Capital Structure, continuing the current requirements to disclose certain information about an entity's capital structure found in APB Opinion No. 10, Omnibus Opinion--1966, Opinion No. 15, and SFAS No. 47, Disclosure of Long-Term Obligations. It consolidates specific disclosure requirements from those standards. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The adoption of SFAS No. 129 will not have a material impact on the Holding Company's financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, establishing standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 will also require the (a) classification of items of other comprehensive income by their nature in a financial statement and (b) displaying of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

         The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will not have a material impact on financial condition or results of operations.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishing standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise, but retains the requirement to report information about major customers. It amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This Statement does not apply to nonpublic business enterprises or to not-for-profit organizations.

         SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. This Statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

         SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS No. 131 will not have a material impact on financial condition or results of operations.

Impact of Inflation

         The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         The Holding Company's primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Holding Company's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of Union Federal's assets and liabilities are critical to the maintenance of acceptable performance levels.

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that Union Federal has made. Union Federal is unable to determine the extent, if any, to which properties securing its loans have appreciated in dollar value due to inflation.

Year 2000 Compliance

         Because computer memory was so expensive on early mainframe computers, some computer programs used only the final two digits for the year in the date field and assumed that the first two digits were "19." As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. The Holding Company is actively monitoring its year 2000 computer compliance issues. The bulk of the Holding Company's computer processing is provided under contract by On-Line Financial Services, Inc., Oak Brook, IL. ("On-Line") On-Line expects to be in year 2000 compliance by June 1999. The Holding Company's loan documentation system is provided by Banker's Systems and is also expected to be in year 2000 compliance within the next year. The Holding Company has also appointed the three executive officers to address all aspects of year 2000 compliance. The Holding Company's expense in connection with year 2000 compliance is not expected to be material to its overall financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

         An important component of Union Federal's asset/liability management policy includes examining the interest rate sensitivity of its assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

         An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If Union Federal's assets mature or reprice more quickly or to a greater extent than its liabilities, Union Federal's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if Union Federal's assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Union Federal's policy has been to mitigate the interest rate risk inherent in the historical business of savings associations, the origination of long-term loans funded by short-term deposits, by pursuing certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.

         Because of the lack of customer demand for adjustable rate loans in its market area, Union Federal primarily originates fixed-rate real estate loans, which accounted for approximately 74.4% of its loan portfolio at December 31, 1997. To manage the interest rate risk of this type of loan portfolio, Union Federal limits maturities of fixed-rate loans to no more than 20 years. In addition, Union Federal continues to offer and attempts to increase its volume of adjustable rate loans when market interest rates make these type loans more attractive to customers.

         Management believes it is critical to manage the relationship between interest rates and the effect on Union Federal's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Union Federal manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by its Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As Union Federal does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

          Presented below, as of December 31, 1997, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At December 31, 1997, 2% of the present value of Union Federal's assets was approximately $2.2 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $3.9 million at June 30, 1997, Union Federal would have been required to deduct $850,000 from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS' reporting requirements under this methodology. Union Federal's exposure to interest rate risk results from the concentration of fixed rate mortgage loans in our portfolio.

         The  following   table  sets  forth  Union   Federal's   interest  rate
sensitivity as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates as of December 31, 1997).


      Change                Net Portfolio Value                    NPV as % of PV of Assets
     In Rates         $ Amount          $ Change       % Change     NPV Ratio        Change
-------------------------------------------------------------------------------------------
                                    (Dollars in thousands)

    + 400 bp *      $24,383        $(8,362)         (26)%         23.94%          (555) bp
    + 300 bp         26,661         (6,084)         (19)%         25.55%          (394) bp
    + 200 bp         28,860         (3,885)         (12)%         27.03%          (246) bp
    + 100 bp         30,947         (1,799)          (5)%         28.37%          (111) bp
        0 bp         32,746                                       29.49%
    - 100 bp         33,973          1,227            4  %        30.21%            73 bp
    - 200 bp         34,782          2,036            6  %        30.67%           118 bp
    - 300 bp         35,809          3,064            9  %        31.25%           177 bp
    - 400 bp         37,247          4,501           14  %        32.08%           259 bp


*  Basis points (1 basis point equals .01%).

         This chart illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in a $3.9 million (or 12%) decrease in the net portfolio value of Union Federal's assets. This hypothetical increase in interest rates would also result in a 246 basis point (or 2.46%) decrease in the ratio of the net portfolio value to the present value of Union Federal's assets.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Item 8.  Financial Statements and Supplementary Data.



                          Independent Auditor's Report


         Board of Directors
         Union Community Bancorp
         Crawfordsville, Indiana


         We have audited the accompanying consolidated balance sheet of Union Community Bancorp (formerly Union Federal Savings and Loan Association) and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Union Community Bancorp and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


         Geo. S. Olive & Co. LLC



         Indianapolis, Indiana
         February 20, 1998

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


December 31                                                     1997               1996
-------------------------------------------------------------------------------------------
Assets
Cash                                                       $      22,424      $      29,297
Short-term interest-bearing deposits                          44,758,403          1,435,893
Total cash and cash equivalents                               44,780,827          1,465,190
Investment securities held to maturity                         5,820,069          5,747,347
Loans                                                         78,687,999         72,856,009
Allowance for loan losses                                       (252,258)          (159,000)
Net loans                                                     78,435,741         72,697,009
Premises and equipment                                           367,360            371,364
Federal Home Loan Bank stock                                     707,700            580,100
Investment in limited partnership                              1,176,109          1,333,909
Interest receivable
Loans                                                            440,641            385,530
Mortgage-backed securities                                        18,036             23,600
Other investment securities
     and interest-bearing deposits                               122,849             44,474
Deferred income tax                                               38,674             75,424
Other assets                                                     132,251             64,813

       Total assets                                        $ 132,040,257      $  82,788,760

Liabilities
Deposits
Noninterest bearing                                        $   1,532,647      $     321,523
Interest bearing                                              60,725,398         60,114,919
Total deposits                                                62,258,045         60,436,442
Stock subscriptions refundable                                22,687,104
Federal Home Loan Bank advances                                2,373,051          6,482,478
Note payable                                                   1,200,042          1,397,892
Interest payable                                                 118,867             91,452
Other liabilities                                                497,271            470,663
Total liabilities                                             89,134,380         68,878,927

Stockholders' Equity  Preferred  stock,
     without  par  value  Authorized  and
     unissued--2,000,000 shares Common stock,
     without par value Authorized--5,000,000 shares
     Issued and outstanding--3,041,750 shares                 29,637,592
Retained earnings                                             15,108,285         13,909,833
Unearned employee stock ownership plan ("ESOP") shares        (1,840,000)
Total stockholders' equity                                    42,905,877         13,909,833

       Total liabilities and stockholders' equity          $ 132,040,257      $  82,788,760


See notes to consolidated financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                        Consolidated Statement of Income


Year Ended December 31                                         1997              1996              1995

Interest and Dividend Income
Loans                                                        $6,090,003        $5,561,735       $5,065,944
   Investment securities
Mortgage-backed securities                                      214,121           262,711          321,262
Other investment securities                                     196,937           175,332          227,154
Dividends on Federal Home Loan Bank stock                        53,956            45,027           44,291
Deposits with financial institutions                            245,927            66,886           70,575
Total interest and dividend  income                           6,800,944         6,111,691        5,729,226

Interest Expense
Deposits                                                      3,366,097         3,232,877        3,036,215
Stock subscription escrow accounts                              130,411
Federal Home Loan Bank advances                                 339,258           190,800          111,569
Total interest expense                                        3,835,766         3,423,677        3,147,784

Net Interest Income                                           2,965,178         2,688,014        2,581,442
Provision for loan losses                                       165,000            48,000           24,000

Net Interest Income After Provision for Loan Losses           2,800,178         2,640,014        2,557,442

Other Income (Losses)
Equity in losses of limited partnership                        (157,800)         (172,552)        (249,092)
Other income                                                     61,952            56,457           31,346
Total other losses                                              (95,848)         (116,095)        (217,746)

Other Expenses
Salaries and employee benefits                                  479,726           460,615          480,770
Net occupancy expenses                                           39,159            39,103           65,698
Equipment expenses                                               22,436            19,886           20,460
Deposit insurance expense                                        31,482           494,679          127,053
Other expenses                                                  388,519           287,654          328,184
Total other expenses                                            961,322         1,301,937        1,022,165

Income Before Income Tax                                      1,743,008         1,221,982        1,317,531
   Income tax expense                                           544,556           336,286          326,018

Net Income                                                   $1,198,452       $   885,696      $   991,513


See notes to consolidated financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity


                                                        Common Stock
                                                  Shares                            Retained          Unearned
                                                Outstanding         Amount          Earnings         ESOP Shares         Total
Balances, January 1, 1995                                                           $12,032,624                       $12,032,624
Net income for 1995                                                                     991,513                           991,513

Balances, December 31, 1995                                                          13,024,137                        13,024,137
Net income for 1996                                                                     885,696                           885,696

Balances, December 31, 1996                                                          13,909,833                        13,909,833
Net income for 1997                                                                   1,198,452                         1,198,452

Common stock issued in conversion,
   net of costs                                  3,041,750        $29,637,592                                          29,637,592

Contribution for unearned ESOP shares                                                               $(1,840,000)       (1,840,000)

Balances, December 31, 1997                      3,041,750        $29,637,592       $15,108,285     $(1,840,000)      $42,905,877



See notes to consolidated financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

Year Ended December 31                                                               1997               1996            1995

Operating Activities
Net income                                                                       $  1,198,452      $   885,696       $   991,513
   Adjustments to reconcile net income to net cash provided
     by operating activities
Provision for loan losses                                                             165,000           48,000            24,000
     Depreciation                                                                      27,335           25,913            25,005
     Deferred income tax                                                               36,750          (13,910)           40,462
     Investment securities accretion, net                                             (11,677)          (6,181)             (812)
     Gains on sale of foreclosed real estate                                           (5,565)
     Equity in losses of limited partnership                                          157,800          172,552           249,092
Net change in
Interest receivable                                                                  (127,922)         (83,459)         (103,132)
       Interest payable                                                                27,415           (1,964)           12,260
Other assets                                                                          (21,878)         (24,199)           59,003
Other liabilities                                                                     (78,749)          85,879          (137,157)
         Net cash provided by operating activities                                  1,366,961        1,088,327         1,160,234

Investing Activities
Investment securities
     Purchases of investment securities held to maturity                           (1,200,000)        (994,342)         (100,000)
     Proceeds from maturities and paydowns of mortgage-backed
       securities held to maturity                                                    638,955          675,913           663,446
Proceeds from maturities of investment securities held to maturity                    500,000        2,000,000
Net change in loans                                                                (6,017,272)     (11,466,414)       (1,243,891)
Purchases of premises and equipment                                                   (23,331)          (2,602)          (38,381)
Proceeds on sale of foreclose real estate                                              73,546
Purchase of Federal Home Loan Bank of Indianapolis stock                             (127,600)         (17,500)           (1,000)
Net cash used by investing activities                                              (6,155,702)      (9,804,945)         (719,826)

Financing Activities
   Net change in
Interest-bearing demand and savings deposits                                        2,695,812        1,243,027        (1,375,313)
Certificates of deposit                                                              (874,209)       1,786,193         3,896,285
Stock subscription escrow accounts                                                 22,687,104
Proceeds from borrowings                                                            1,500,000       10,500,000         2,500,000
Repayment of borrowings                                                            (5,807,277)      (5,261,331)       (4,801,291)
Net change in advances by borrowers for taxes and insurance                            19,981          (79,558)            4,201
Proceeds from sale of common stock, net of costs                                   27,882,967
Net cash provided by financing activities                                          48,104,378        8,188,331           223,882

Net Increase (Decrease) in Cash and Cash Equivalents                               43,315,637         (528,287)          664,290

Cash and Cash Equivalents, Beginning of Year                                        1,465,190        1,993,477         1,329,187

Cash and Cash Equivalents, End of Year                                            $44,780,827       $1,465,190
$1,993,477

Additional Cash Flows Information
   Interest paid                                                                   $3,808,351       $3,425,641        $3,135,524
Income tax paid                                                                       527,433          375,405           227,747
Stock issuance costs included in other liabilities                                     85,375
Common stock issued to ESOP leveraged with an employer loan                         1,840,000
Loans transferred to foreclosed real estate                                           163,540


See notes to consolidated financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


-       Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Union Community Bancorp ("Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association ("Association") and the Association's wholly owned subsidiary, UFS Service Corp. ("UFS"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Association. The Association operates under a federal thrift charter and provides full banking services. As a federally chartered thrift, the Association is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Association generates mortgage and consumer loans and receives deposits from customers located primarily in Montgomery County, Indiana and surrounding counties. The Association's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. UFS invests in a low income housing partnership.

Consolidation--The consolidated financial statements include the accounts of the Company, the Association and UFS after elimination of all material intercompany transactions.

Investment Securities--Debt securities are classified as held to maturity when the Association has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Association will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Association considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1997 and 1996, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Association operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets which range from 5 to 31.5 years.
Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank ("FHLB") system. The required investment in the common stock is based on a predetermined formula.

Investment in limited partnership is recorded using the equity method of accounting. Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount. The benefits of low income housing tax credits associated with the investment are accrued when earned.

Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. When foreclosed real estate is acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

Earnings per share will be computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to the Association's conversion to a stock savings and loan association on December 29, 1997. Net income per share for the periods before the conversion, is not meaningful.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Conversion

On December 29, 1997, the Association completed the conversion from a federally chartered mutual institution to a federally chartered stock savings and loan association and the formation of the Company as the holding company of the Association. As part of the conversion, the Company issued 3,041,750 shares of common stock at $10 per share. Net proceeds of the Company's stock issuance, after costs of $779,908 and excluding the shares issued for the ESOP, were $27,797,592, of which $14,861,484 was used to acquire 100% of the stock and ownership of the Association. The transaction was accounted for at historical cost in a manner similar to that utilized in a pooling of interests.


-       Investment Securities Held to Maturity


                                                                  1997
                                                         Gross             Gross
                                      Amortized       Unrealized        Unrealized          Fair
December 31                             Cost             Gains            Losses            Value

U.S. Treasury                         $   350                                              $   350
Federal agencies                        3,346            $    8               $3             3,351
Mortgage-backed securities              2,124               183                5             2,302
     Total investment securities       $5,820              $191               $8            $6,003


                                                                  1996
                                                         Gross             Gross
                                      Amortized       Unrealized        Unrealized          Fair
December 31                             Cost             Gains            Losses            Value
U.S. Treasury                         $   350                               $  2            $  348
Federal agencies                        2,645             $   1               35             2,611
Mortgage-backed securities              2,752               186                5             2,933
     Total investment securities       $5,747              $187              $42            $5,892

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities held to maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        1997
                                           Amortized              Fair
December 31                                  Cost                 Value

Within one year                              $1,400                $1,398
One to five years                             2,296                 2,303
                                              3,696                 3,701
Mortgage-backed securities                    2,124                 2,302

Totals                                       $5,820                $6,003

Securities with a carrying value of $2,194,000 and $2,832,000 were pledged at December 31, 1997 and 1996 to secure FHLB advances.

Mortgage-backed securities included in investment securities held to maturity above consist of the following:

                                                                           1997
                                                                  Gross             Gross
                                               Amortized       Unrealized        Unrealized          Fair
December 31                                      Cost             Gains            Losses            Value
Government National Mortgage Corporation        $1,223              $125                             $1,348
Federal Home Loan Mortgage Corporation             635                56                                691
Federal National Mortgage Corporation              243                 2               $5               240
Other                                               23                                                   23
     Total mortgage-backed securities           $2,124              $183               $5            $2,302

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

                                                                              1996
                                                                     Gross             Gross
                                                  Amortized       Unrealized        Unrealized          Fair
December 31                                         Cost             Gains            Losses            Value

Government National Mortgage Corporation           $1,391              $120                             $1,511
Federal Home Loan Mortgage Corporation              1,039                64                              1,103
Federal National Mortgage Corporation                 294                 2               $5               291
Other                                                  28                                                   28

     Total mortgage-backed securities              $2,752              $186               $5            $2,933

-       Loans and Allowance

December 31                                                                   1997                  1996
Real estate mortgage loans
One-to-four family                                                            $62,436               $57,031
Multi-family                                                                   10,197                10,920
Commercial                                                                      3,627                 3,593
Real estate construction loans                                                  2,530                 1,322
Individuals' loans for household and other personal expenditures                  223                   346
                                                                               79,013                73,212
Deferred loan fees                                                               (325)                 (356)

Total loans                                                                   $78,688               $72,856


Year Ended December 31                1997         1996      1995
Allowance for loan losses
Balances, Beginning of Period           $159        $111      $  87
     Provision for losses                165          48         24
     Loans charged off                   (72)

     Balances, End of Period            $252        $159       $111

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


At December 31, 1997, the Association had no impaired loans. At December 31, 1996, the Association had an impaired loan of $112,000 and had recorded an allowance for losses of $37,000. The average balance of impaired loans for the years ended December 31, 1997 and 1996 was $33,000 and $110,000. The Association had no interest income or cash receipts of interest on impaired loans during the years ended December 31, 1997 and 1996. The Association has no loans that were impaired during 1995.

In addition, at December 31, 1997, 1996 and 1995, the Association had nonaccrual loans of $52,000, $377,000 and $156,000, for which impairment had not been recognized. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $1,000, $14,000 and $3,000 for the years ended December 31, 1997, 1996 and 1995.

The Association has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The Association has entered into transactions with certain directors and officers and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties was as follows:


Balances, January 1, 1997                            $1,528
     New loans, including renewals                    1,291
     Payments, etc. including renewals                 (461)

Balances, December 31, 1997                          $2,358



-       Premises and Equipment

December 31                                 1997                 1996

Land                                        $146                  $146
Buildings
553  538 Equipment                           142                   134
Total cost                                   841                   818
Accumulated depreciation                    (474)                 (447)

         Net                                $367                  $371

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Investment in Limited Partnership

The investment in limited partnership of $1,176,000 and $1,334,000 at December 31, 1997 and 1996 represents a 99 percent equity in Pedcor Investments - 1993-XVI, LP ("Pedcor"), a limited partnership organized to build, own and operate a 48-unit apartment complex. In addition to recording its equity in the losses of Pedcor, the Company has recorded the benefit of low income housing tax credits of $178,000 for the years ended December 31, 1997, 1996 and 1995. Condensed financial statements for Pedcor are as follows:

December 31                                          1997              1996

Condensed statement of financial condition
   Assets
     Cash                                         $        5         $     29
     Land and property                                 2,292            2,350
     Other assets                                         55               30

       Total assets                                   $2,352           $2,409

   Liabilities
     Notes payable--Association                      $   873         $    982
     Notes payable--other                              1,274            1,290
     Other liabilities                                   165              173
       Total liabilities                               2,312            2,445
   Partners' equity                                       40              (36)

       Total liabilities and partners' equity         $2,352           $2,409




Year Ended December 31                      1997       1996        1995

   Condensed statement of operations
   Total revenue                            $219       $219        $222
   Total expenses                            340        435         454

       Net loss                            $(121)     $(216)      $(232)

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Deposits

December 31                                                 1997        1996

Noninterest-bearing demand                                $  1,533   $     322
Interest-bearing demand                                      9,965       9,192
Savings deposits                                             4,579       3,867
Certificates and other time deposits of $100,000 or more     7,060       7,056
Other certificates and time deposits                        39,121      39,999

     Total deposits                                        $62,258     $60,436

     Certificates and other time deposits maturing in years ending December 31

                        1998          $27,369
                        1999           13,254
                        2000            3,703
                        2001              774
                        2002            1,081
                        v             $46,181

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $7,060,000 and $7,056,000 at December 31, 1997 and
1996. Deposits in excess of $100,000 are not federally insured.

Year Ended December 31                   1997         1996         1995
   Interest expense on deposits
Interest-bearing demand               $   444      $   369      $   385
Savings deposits                          159          148          146
Certificates                            2,763        2,716        2,505
$3,366 $3,233                          $3,036

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Federal Home Loan Bank Advances

                                                     1997
                                                                Weighted
                                                                 Average
December 31                            Amount                     Rate
Advances from FHLB
   Maturities in years ending
     1998                               $1,601                    5.71%
     1999                                  114                    5.33
     2000                                  123                    5.49
     2001                                  129                    5.67
     2002                                  138                    5.80
     2003                                  147                    5.90
     2004                                  121                    6.03

                                        $2,373                    5.71%

The FHLB advances are secured by first-mortgage loans and investment securities totaling $62,517,000 and $57,954,000 at December 31, 1997 and 1996. Advances are subject to restrictions or penalties in the event of prepayment.


-       Note Payable

The note payable to Pedcor dated February 1, 1994 in the original amount of $1,809,792 bears no interest so long as there exists no event of default. In the instances where an event of default has occurred, interest shall be calculated at a rate equal to the lesser of 14% per annum or the highest amount permitted by applicable law.

December 31                                                  1997

Note payable to Pedcor Maturities in years ending:
     1998                                                  $   179
     1999                                                      184
     2000                                                      183
     2001                                                      177
     2002                                                      174
     Thereafter                                                303

                                                            $1,200

The Association has an available line of credit with the FHLB totaling $1,000,000. The line of credit expires September 16,1998 and bears interest at a rate equal to the current variable advance rate. There were no drawings on this line of credit at December 31, 1997.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Income Tax

Year Ended December 31                        1997       1996        1995

Income tax expense
   Currently payable
     Federal                                   $353      $246        $184
     State                                      155       104         102
   Deferred
     Federal                                     37       (20)         32
     State                                                  6           8

       Total income tax expense                $545      $336        $326

Reconciliation of federal
  statutory to actual tax expense
   Federal statutory income tax at 34%         $593      $415        $448
   Effect of state income taxes                 102        73          73
   Tax credits                                 (178)     (178)       (178)
   Other                                         28        26         (17)

       Actual tax expense                      $545      $336        $326

Effective tax rate                             31.2%     27.5%       24.7%

The components of the cumulative net deferred tax asset are as follows:

December 31                                1997              1996

Assets
   Allowance for loan losses                $92               $49
   Loan fees                                 37                66
   Business income tax credits               29                68
   Other                                      2                13
       Total assets                         160               196

Liabilities
   Depreciation                              26                28
   State income tax                           2                 2
   FHLB stock dividend                       23                23
   Equity in partnership losses              70                67
       Total liabilities                    121               120

                                            $39               $76

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


At December 31, 1997 and 1996, the Association had an unused business income tax credit carryforward of $29,000 and $68,000 expiring in 2011.

Retained earnings at December 31, 1997 and 1996 include approximately $2,632,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses or loss of "bank" status, would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $1,043,000 at December 31, 1997 and 1996.


-       Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Association uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:

December 31                                   1997            1996
Mortgage and consumer loan commitments
   At variable rates                          $   773        $  107
   At fixed rates ranging from
     7.13 to 8.25% for 1997 and                 2,136
     7.38 to 9.25% for 1996                                     697
Standby letters of credit                       2,014         1,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Association upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Association to guarantee the performance of a customer to a third party.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Association has entered into an employment agreement with the president which provides for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Association, as defined, along with other specific conditions. The contingent liability under these agreements in the event of a change in control is approximately $300,000. The Association is not required to pay any amounts under these agreements which cannot be deducted for federal income tax purposes.

The Company, Association and UFS are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


-       Dividend and Capital Restrictions

The Company is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

The OTS regulations provide that savings associations which meet fully phased-in capital requirements and are subject only to "normal supervision" may pay out, as a dividend, 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval, but with 30 days prior notice to the OTS. OTS regulations also prohibit a savings association from declaring or paying any dividends if, as a result, the regulatory capital of the Association would be reduced below the minimum amount required to be maintained for the liquidation account established in connection with the conversion. Any additional amount of capital distributions would require prior regulatory approval. Savings associations failing to meet current capital standards may only pay dividends with supervisory approval.

At the time of conversion, a liquidation account was established in an amount equal to the Association's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Association after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $14,472,934.

At  December  31,  1997,  the  stockholder's   equity  of  the  Association  was
$29,969,000, of which approximately $13,004,000 was available for the payment of dividends.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Regulatory Capital

The  Association  is  subject  to  various   regulatory   capital   requirements
administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1997 and 1996, the Association is categorized as well capitalized and meets all subject capital adequacy requirements. There are no conditions or events since December 31, 1997 that management believes have changed the Association's classification.

The Association's actual and required capital amounts and ratios are as follows:

                                                                              1997
                                                                                        Required for               To Be Well
                                                                 Actual             Adequate Capital (1)         Capitalized (1)
December 31                                                Amount        Ratio       Amount        Ratio        Amount        Ratio

Total risk-based capital 1
(to risk weighted assets)                                  $30,221       56.5%       $4,279        8.0%         $5,349        10.0%

Core capital 1 (to adjusted tangible assets)               29,969        22.7         3,961         3.0          7,922         6.0

Core capital 1 (to adjusted total assets)                  29,969        22.7         3,961         3.0          6,602         5.0

1 As defined by regulatory agencies

                                                                              1996
                                                                                        Required for               To Be Well
                                                                 Actual             Adequate Capital (1)         Capitalized (1)
December 31                                                Amount        Ratio       Amount        Ratio        Amount        Ratio

Total risk-based capital 1
(to risk weighted assets)                                  $14,069       33.6%       $3,346        8.0%         $4,183        10.0%

Core capital 1 (to adjusted tangible assets)               13,910        16.8         2,484         3.0          4,967         6.0

Core capital 1 (to adjusted total assets)                  13,910        16.8         2,484         3.0          4,139         5.0



1 As defined by regulatory agencies

The Association's tangible capital at December 31, 1997 and 1996 was $29,629,000 and $13,910,000, which amount was 22.7% and 16.8% of tangible assets and exceeded the required ratio of 1.5%.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Employee Benefit Plans

The Company provides pension benefits for substantially all of its employees, and is a participant in a pension fund known as the Pentegra Group (formerly known as the Financial Institutions Retirement Fund). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense (benefit) was $(4,000), $47,000 and $53,000 for 1997, 1996, 1995.

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50% for the first 5% of base salary contributed by participants. The Company's expense for the plan was $11,000, $10,000 and $11,000 for 1997, 1996, and 1995.

As part of the conversion in 1997, the Company established an ESOP covering substantially all employees of the Company and Association. The ESOP acquired 184,000 shares of the Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, the $1,840,000 of common stock acquired by the ESOP is shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which will be distributed to participants, are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Association, are made to the ESOP. There was no expense under the ESOP for the year ended December 31, 1997. At December 31, 1997, the ESOP had no allocated shares, 184,000 suspense shares and no committed-to-be released shares.

In connection with the conversion, the Board of Directors approved a Stock Option Plan and a Recognition and Retention Plan ("RRP"). The Plans are subject to stockholder's approval. Under the stock option plan, stock options covering shares representing an aggregate of up to 10% of the common stock issued in the conversion may be granted to directors and executive officers. Restricted stock awards covering up to 4% of the common stock issued in the conversion may be awarded to directors and executive officers under the RRP.


-       Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Investment Securities--Fair values are based on quoted market prices.

Loans--The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Interest    Receivable/Payable--The    fair    value   of    accrued    interest
receivable/payable approximates carrying values.

Deposits--Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Stock Subscriptions Refundable and Advance Payments by Borrowers for Taxes and Insurance--The fair value approximates carrying value.

Federal Home Loan Bank Advances--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Note Payable--Limited Partnership--The fair value of the borrowing is estimated using a discounted cash flow calculation, based on current rates for similar debt.

Off-Balance Sheet Commitments--Commitments include commitments to originate mortgage and consumer loans, and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair value of these financial instruments.

The estimated fair values of the Company's financial instruments are as follows:

                                                              1997                               1996
                                                   Carrying           Fair            Carrying           Fair
December 31                                         Amount            Value            Amount            Value

Assets
Cash and cash equivalents                           $44,781           $44,781           $1,465           $1,465
Investment securities held to maturity                5,820             6,003            5,747            5,892
Loans, net                                           78,436            79,611           72,697           73,220
Stock in FHLB                                           708               708              580              580
Interest receivable                                     582               582              454              454
Liabilities
Deposits                                             62,258            62,476           60,436           60,683
Stock subscriptions refundable                       22,687            22,687
Borrowings
FHLB advances                                         2,373             2,345            6,482            6,587
Notes payable--limited partnership                    1,200             1,170            1,398            1,343
Interest payable                                        119               119               91               91
Advances by borrowers for taxes and insurance           221               221              201              201

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


-       Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             Condensed Balance Sheet
December 31                                                          1997

Assets
     Cash                                                           $13,022
     Investment in subsidiary                                        29,927

              Total assets                                          $42,949

Liability--other                                                  $      43

Stockholders' Equity                                                 42,906

              Total liabilities and stockholders' equity            $42,949


                          Condensed Statement of Income

Year Ended December 31                                                 1997

Net Income--equity in undistributed income of subsidiaries       $        7

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                        Condensed Statement of Cash Flows

December 31                                                             1997

Operating Activities
     Net income                                                    $         7
     Adjustments to reconcile net income to
          net cash provided by operating activities                         (7)
              Net cash provided by operating activities                      0

Financing Activities
     Net proceeds from issuance of stock                                27,883
     Capital contribution to Association                               (14,861)
              Net cash provided by financing activities                 13,022

Net Change in Cash                                                      13,022

Cash at Beginning of Year                                                    0

Cash at End of Year                                                    $13,022

Additional Cash Flow and Supplementary Information
     Common stock issued to ESOP leveraged with an employee loan        $1,840
     Stock issuance cost included in other liabilities                      43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report. Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act") requires that the Holding Company's officers and directors and persons who own more than 10% of the Holding Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms that they file.

     Based solely on the Holding Company's review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Holding Company believes that during the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were complied with.

         Presented below is certain information concerning the directors of the Holding Company:


                         Director of           Director of                           Position              Position
                       Holding Company        Union Federal        Expiration      with Holding              with
Director                    Since                 Since              of Term          Company            Union Federal

Philip L. Boots             1997                  1991             1998           Director              Director
Marvin L. Burkett           1997                  1975             1999           Director              Director
Phillip E. Grush            1997                  1982             1999           Director              Director, Vice
                                                                                                        Chairman of the
                                                                                                        Board and Vice
                                                                                                        President
Samuel H. Hildebrand        1997                  1995             2000           Director              Director
John M. Horner              1997                  1979             1998           Director              Director,
                                                                                                        Chairman of the
                                                                                                        Board and Vice
                                                                                                        President
Harry A. Siamas             1997                  1994             2000           Director              Director
Joseph E. Timmons           1997                  1973             1999           Director,             Director,
                                                                                  President and         President and
                                                                                  Chief Executive       Chief Executive
                                                                                  Officer               Officer


Presented  below  is  certain  information  concerning  the  directors  of Union
Federal:

      Philip L. Boots (age 51) has served since 1985 as President of Boots Brothers Oil Company, Inc., a petroleum marketer that operates gasoline outlets, convenience grocery stores and car washes in the Crawfordsville area.

      Marvin L. Burkett (age 70) has worked as a self-employed farmer in Montgomery County since 1956. He currently is semi-retired from farming.

      Phillip E. Grush (age 66) worked as a self-employed optometrist in Crawfordsville from 1960 until September, 1996 when he sold his practice. He currently works for Dr. Michael Scheidler in Crawfordsville as a full-time employee/consultant.

      Samuel H. Hildebrand, II (age 58) was Executive Vice President of Atapco Custom Products Division, a manufacturer of custom decorated looseleaf ring binders in Crawfordsville from 1987-1995. Since 1995, he has served as President of Village Traditions, Inc., a home builder located in Crawfordsville.

     John M. Horner (age 61) has served as the president of Horner Pontiac Buick, Inc. in Crawfordsville since 1974.

     Harry A. Siamas (age 47) has practiced law in Crawfordsville since 1976 and has served as Union Federal's attorney for 18 years.

      Joseph E. Timmons (age 63) has served as President and Chief Executive Officer of Union Federal since 1974 and of UFS Service Corp. since its inception in 1994. He has been an employee of Union Federal since 1954.

      Union Federal also has a director emeritus program pursuant to which its former directors may continue to serve as advisors to the Board of Directors upon their retirement or resignation from the Board. Currently, Lester B. Sommer serves as a director emeritus. Mr. Sommer receives the same directors' fees as the other directors of Union Federal.

Item 11.      Executive Compensation.

         No cash compensation is paid directly by the Holding Company to any of its executive officers. Each of such officers is compensated by Union Federal.

         The following table sets forth information as to annual, long-term and other compensation for services in all capacities paid to Union Federal's President and Chief Executive Officer for the fiscal year ended December 31, 1997. Other than Mr. Timmons, Union Federal had no other executive officers who earned over $100,000 in salary and bonuses during that fiscal year.

                                                          Summary Compensation Table
                                                              Annual Compensation
     Name and Principal          Fiscal                                           Other Annual            All Other
          Position                Year            Salary             Bonus      Compensation (1)        Compensation
Joseph E. Timmons, President      1997         $108,300 (1)(2)      $25,000             --                   --
  and Chief Executive Officer

(1) Mr. Timmons received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2)  This column includes $8,300 directors fees paid to Mr. Timmons.

Employment Contract

      Union Federal has entered into a three-year employment contract with Mr. Timmons. The contract with Mr. Timmons, which became effective as of the effective date of the Conversion, extends annually for an additional one-year term to maintain its three-year term if Union Federal's Board of Directors determines to so extend it, unless notice not to extend is properly given by either party to the contract. Mr. Timmons receives an initial salary under the contract equal to his current salary subject to increases approved by the Board of Directors. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to Union Federal's employees. Mr. Timmons may terminate his employment upon 60 days' written notice to Union Federal. Union Federal may discharge Mr. Timmons for cause (as defined in the contract) at any time or in certain specified events. If Union Federal terminates Mr. Timmons' employment for other than cause or if Mr. Timmons terminates his own employment for cause (as defined in the contract), Mr. Timmons will receive his base compensation under the contract for an additional three years if the termination follows a change of control in the Holding Company, and for the balance of the contract if the termination does not follow a change in control. In addition, during such period, Mr. Timmons will continue to participate in Union Federal's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, Mr. Timmons will have the right to cause Union Federal to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to Mr. Timmons by Union Federal, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause Union Federal to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contract to Mr. Timmons if the contract were terminated either after a change of control of the Holding Company, without cause by Union Federal, or for cause by Mr. Timmons, would be $300,000. For purposes of this employment contract, a change of control of the Holding Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Savings and Loan Holding Company Act.

      The employment contract protects Union Federal's confidential business information and protects Union Federal from competition by Mr. Timmons should he voluntarily terminate his employment without cause or be terminated by Union Federal for cause.

Compensation of Directors

      Union Federal pays its directors and director emeritus a monthly retainer of $250 plus $300 for each month in which they attend one or more meetings. Total fees paid to Union Federal's directors and advisory directors for the year ended December 31, 1997 were approximately $64,000. Beginning in July, 1997, Union Federal began paying its directors a monthly retainer of $500 plus $250 for each monthly meeting attended.

      Directors of the Holding Company and UFS are not currently paid directors' fees. The Holding Company may, if it believes it is necessary to attract qualified directors or is otherwise beneficial to the Holding Company, adopt a policy of paying directors' fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 1998, by each person who is known by the Holding Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

                                      Number of Shares
        Name and Address               of Common Stock              Percent of
     of Beneficial Owner(1)          Beneficially Owned                Class
     ----------------------          ------------------                -----
   Home Federal Savings Bank                 184,000(2)                6.05%
   501 Washington Street
   Columbus, IN  47201

(1) The information in this chart is based on Schedule 13D and 13G Report(s) filed by the above-listed person(s) with the SEC containing information concerning shares held by them. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings.

(2) These shares are held by the Trustee of the Union Community Bancorp ESOP. The Employees participating in the ESOP are entitled to instruct the Trustee how to vote shares held in their accounts under the ESOP. Unallocated shares held in a suspense account under the ESOP are required to be voted by the Trustee in the same proportion as allocated shares are voted.

         The following table sets forth certain information regarding the nominees for the position of director of the Holding Company, including the number and percent of shares of Common Stock beneficially owned by such persons as of March 20, 1998. Unless otherwise indicated, each nominee has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. The table also sets forth the number of shares of Holding Company Common Stock beneficially owned by all directors and executive officers of the Holding Company as a group.

                                                                     Common Stock
                          Expiration of        Director of the       Beneficially
                             Term as               Holding            Owned as of                Percentage
       Name                 Director            Company Since       March 20, 1998               of Class(1)
------------------------------------            -------------       -----------------------
Philip Boots                  1998                  1997                12,100  (2) (3)             .40%
Marvin L. Burkett             1999                  1997                 6,000  (2)                 .20
Phillip E. Grush              1999                  1997                15,550  (2)                 .51
Samuel H. Hildebrand          2000                  1997                16,418  (2)                 .54
John M. Horner                1998                  1997                22,500  (2) (3) (4)         .74
Harry A. Siamas               2000                  1997                11,300  (4) (5)             .37
Joseph E. Timmons             1999                  1997                30,417  (2)                1.00
All directors and
executive officers
as a group (9 persons)                                                 119,773                     3.94%

footnotes on following page.

(1) Based upon information furnished by the respective director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes.

(2)      Includes shares owned by director and his spouse.

(3)      Includes shares owned by a company deemed to be controlled by director.

(4)      Includes shares held by spouse of director as custodian for a minor.

(5)      Includes shares held jointly by director and his aunt.

Item 13.  Certain Relationships and Related Transactions.

      Union Federal has followed a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence as well as other loans. All of Union Federal's loans to its directors, officers and employees are made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions, and do not involve more than minimal risk of collectibility. Loans to directors, executive officers and their associates totaled approximately $2.4 million, or approximately 5.5% of consolidated shareholders' equity at December 31, 1997.

      Current law authorizes Union Federal to make loans or extensions of credit to its executive officers, directors, and principal shareholders on the same terms that are available with respect to loans made to all of its employees. At present, Union Federal's loans to executive officers, directors, principal shareholders and employees are made on the same terms generally available to the public. Union Federal may in the future, however, adopt a program under which it may waive loan application fees and closing costs with respect to loans made to such persons. Loans made to a director or executive officer in excess of the greater of $25,000 or 5% of its capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. Union Federal's policy regarding loans to directors and all employees meets the requirements of current law.

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

          Financial Statements

          Consolidated Balance Sheet at December 31, 1997, and 1996

          Consolidated Statement of Income for the Years Ended December 31, 1997, 1996, and 1995

          Consolidated Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996, and 1995.

          Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements

(b)       Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits is an executive compensation plan and arrangement which is identified as
         Exhibit 10(5).

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

         UNION COMMUNITY BANCORP


Date:  March 31, 1998                       By: /s/ Joseph E. Timmons
                                             Joseph E. Timmons, President and
                                             Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1998.

     Signatures                               Title                   Date

(1)  Principal Executive Officer:



     /s/ Joseph E. Timmons                                       )
     Joseph E. Timmons                    President and          )
                                          Chief Executive Officer)
                                                                 )
                                                                 )
(2)  Principal Financial and Accounting                          )
     Officer:                                                    )
                                                                 )
                                                                 )
     /s/ Denise E. Swearingen             Treasurer              )
     Denise E. Swearingen                                        )
                                                                 )
                                                                 )March 31, 1998
                                                                 )
(3)  The Board of Directors:                                     )
                                                                 )
                                                                 )
     /s/ Philip L. Boots                  Director               )
     Philip L. Boots                                             )
                                                                 )
                                                                 )
     /s/ Marvin L. Burkett                Director               )
     Marvin L. Burkett                                           )
                                                                 )
                                                                 )
     /s/ Phillip E. Grush                 Director               )
     Phillip E. Grush                                            )
                                                                 )
                                                                 )
     /s/ Samuel H. Hillenbrand                                   )
     Samuel H. Hillenbrand                Director               )
                                                                 )
                                                                 )
     /s/ John M. Horner                   Director               )
     John M. Horner                                              )
                                                                 )
                                                                 )March 31, 1998
     /s/ Harry A. Siamas                  Director               )
     Harry A. Siamas                                             )
                                                                 )
                                                                 )
     /s/ Joseph E. Timmons                Director               )
     Joseph E. Timmons                                           )
                                                                 )

                                  EXHIBIT INDEX

Exhibit No.       Description

         3(1) Registrant's Articles of Incorporation are incorporated by reference to to Exhibit 3(1) to the Registration Statement

         (2) Registrant's Code of By-Laws is incorporated by reference to to Exhibit 3(2) to the Registration Statement

         10(4) Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement

         (5) Employment Agreement between Union Federal Savings and Loan Association and Joseph E. Timmons incorporated by reference to to Exhibit 10(5) to the Registration Statement

         (6) Exempt Loan and Share Purchase Agreement between Trust under Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement and Union Community Bancorp

         21       Subsidiaries of the Registrant

         27       Financial Data Schedule (filed electronically)