Form 10-Q
period 1998-03-31
UNION COMMUNITY BANCORP
filed 1998-05-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 333-35799

                             UNION COMMUNITY BANCORP
               (Exact name of registrant specified in its charter)

           Indiana                                         35-2025237
(State or other jurisdiction of                         (I.R.S. Employer
 incororation or organization)                         Identification Number)

                              221 East Main Street
                          Crawfordsville, Indiana 47933
                    (Address of principal executive offices,
                               including Zip Code)

                                 (765) 362-2400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 4, 1998 was 3,041,750.

                                    FORM 10Q
                            FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index
                                                                        Page No.
FORWARD LOOKING STATEMENT

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Condensed Balance
              Sheet as of March 31, 1998 and December 31, 1997
              (Unaudited)                                                      4

              Consolidated Condensed Statement of Income for
              the three months ended March 31, 1998 and 1997
              (Unaudited)                                                      5

              Consolidated Condensed Statement of Changes in
              Shareholders' Equity for the three months ended
              March 31, 1998 (Unaudited)                                       6

              Consolidated  Condensed  Statement  of Cash  Flows  for the
              three months ended March 31, 1998 and 1997
              (Unaudited)                                                      7

              Notes to Unaudited Consolidated Condensed
              Financial Statements                                             8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                          9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk          11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  12
Item 2.    Changes in Securities                                              12
Item 3.    Defaults Upon Senior Securities                                    12
Item 4.    Submission of Matters to a Vote of Security Holders                12
Item 5.    Other Information                                                  12
Item 6.    Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                    13

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet

                                                              March 31,         December 31,
                                                                1998               1997
                                                           -------------      -------------
                                                             (unaudited)
Assets
Cash                                                       $      55,713      $      22,424
Short-term interest-bearing deposits                          14,143,218         44,758,403
                                                           -------------      -------------
Total cash and cash equivalents                               14,198,931         44,780,827
Investment securities held to maturity                         8,079,632          5,820,069
Loans                                                         83,205,892         78,687,999
Allowance for loan losses                                       (252,258)          (252,258)
                                                           -------------      -------------
Net loans                                                     82,953,634         78,435,741
Premises and equipment                                           362,136            367,360
Federal Home Loan Bank stock                                     707,700            707,700
Investment in limited partnership                              1,151,109          1,176,109
Interest receivable                                              495,072            581,526
Other assets                                                     131,176            170,925
                                                           -------------      -------------
       Total assets                                        $ 108,079,390      $ 132,040,257
                                                           =============      =============

Liabilities
Deposits
   Noninterest bearing                                     $   1,721,099      $   1,532,647
   Interest bearing                                           60,169,242         60,725,398
                                                           -------------      -------------
       Total deposits                                         61,890,341         62,258,045
Stock subscriptions refundable                                        --         22,687,104
Federal Home Loan Bank advances                                  772,226          2,373,051
Note payable                                                   1,020,642          1,200,042
Interest payable                                                  83,253            118,867
Dividends payable                                                228,132                 --
Other liabilities                                                816,172            497,271
                                                           -------------      -------------
       Total liabilities                                      64,810,766         89,134,380
                                                           -------------      -------------

Stockholders' Equity
Preferred stock, without par value
Authorized and unissued--2,000,000 shares
Common stock, without par value
Authorized--5,000,000 shares
Issued and outstanding--3,041,750 shares                      29,650,431         29,637,592
Retained earnings                                             15,430,877         15,108,285
Unearned employee stock ownership plan ("ESOP") shares        (1,812,684)        (1,840,000)
                                                           -------------      -------------
       Total stockholders' equity                             43,268,624         42,905,877
                                                           -------------      -------------
       Total liabilities and stockholders' equity          $ 108,079,390      $ 132,040,257
                                                           =============      =============

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income

                                              Three months ended March 31,
                                                 1998             1997
                                              -----------      -----------
                                                       (Unaudited)
Interest and Dividend Income
     Loans                                    $ 1,631,366      $ 1,486,336
     Investment securities                        106,840          101,733
Dividends on Federal Home Loan Bank stock          13,960           11,229
     Deposits with financial institutions         261,553           19,556
                                              -----------      -----------
Total interest and dividend  income             2,013,719        1,618,854
                                              -----------      -----------
Interest Expense
Deposits                                          804,523          819,344
     Federal Home Loan Bank advances               16,764           85,545
                                              -----------      -----------
Total interest expense                            821,287          904,889
                                              -----------      -----------

Net Interest Income                             1,192,432          713,965
     Provision for loan losses                         --           12,000
                                              -----------      -----------

Net Interest Income After
Provision for Loan Losses                       1,192,432          701,965
                                              -----------      -----------

Other Income (Losses)
Equity in losses of limited partnership           (25,000)         (73,427)
     Other income                                  14,516            8,481
                                              -----------      -----------
Total other losses                                (10,484)         (64,946)
                                              -----------      -----------

Other Expenses
Salaries and employee benefits                    218,184          136,241
     Net occupancy expenses                         4,901            6,513
     Equipment expenses                             7,462            5,659
     Deposit insurance expense                      9,711            2,286
     Other expenses                                99,384           70,677
                                              -----------      -----------
Total other expenses                              339,642          221,376
                                              -----------      -----------

Income Before Income Tax                          842,306          415,643
     Income tax expense                           305,382          121,223
                                              -----------      -----------

Net Income                                    $   536,924      $   294,420
                                              ===========      ===========
Basic earnings per share                      $       .19               --
                                              ===========      ===========
Diluted earnings per share                    $       .19               --
                                              ===========      ===========

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity


                                              Common Stock
                                      -----------------------------
                                        Shares                            Retained          Unearned
                                      Outstanding         Amount          Earnings         ESOP Shares         Total
                                      -----------         ------          --------         -----------         -----
Balances, December 31, 1997            3,041,750        $29,637,592       $15,108,285     $(1,840,000)      $42,905,877

Net income                                                                    536,924                           536,924

Cash dividends ($.075 per share)                                             (214,332)                         (214,332)

ESOP shares earned                                           12,839                            27,316            40,155
------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1998               3,041,750        $29,650,431       $15,430,877     $(1,812,684)      $43,268,624
========================================================================================================================

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows

                                                                          Three months ended March 31,
                                                                       1998              1997
                                                                   ------------      ------------
                                                                            (Unaudited)
Operating Activities
Net income                                                         $    536,924      $    294,420
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                               --            12,000
     Depreciation                                                         7,170             6,587
     Investment securities accretion, net                                (3,524)           (1,852)
     Equity in losses of limited partnership                             25,000            73,427
ESOP shares earned                                                       40,155                --
     Net change in
Interest receivable                                                      86,454            67,105
         Interest payable                                               (35,614)            5,279
Other assets                                                             (5,811)           31,773
Other liabilities                                                       202,136           130,636
                                                                   ------------      ------------
         Net cash provided by operating activities                      852,890           619,375
                                                                   ------------      ------------
Investing Activities
Purchases of investment securities held to maturity                  (3,394,375)         (400,000)
   Proceeds from maturities and paydowns of investment
     securities held to maturity                                      1,138,336           132,686
Net change in loans                                                  (4,472,333)          (55,266)
   Purchases of premises and equipment                                   (1,946)               --
                                                                   ------------      ------------
     Net cash used by investing activities                           (6,730,318)         (322,580)
                                                                   ------------      ------------
Financing Activities
   Net change in
Interest-bearing demand and savings deposits                           (648,366)          435,863
Certificates of deposit                                                 280,662           890,350
Stock subscription escrow accounts                                  (22,687,104)               --
Proceeds from borrowings                                                     --         1,000,000
   Repayment of borrowings                                           (1,780,225)       (1,807,277)
   Net change in advances by borrowers for taxes and insurance          130,565           132,658
                                                                   ------------      ------------
         Net cash provided (used) by financing activities           (24,704,468)          651,594
                                                                   ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                (30,581,896)          948,389
Cash and Cash Equivalents, Beginning of Year                         44,780,827         1,465,190
                                                                   ------------      ------------
Cash and Cash Equivalents, End of Year                             $ 14,198,931      $  2,413,579
                                                                   ============      ============
Additional Cash Flows Information
   Interest paid                                                   $    861,429      $    899,610
   Income tax paid                                                       25,400            57,951
   Loans transferred to foreclosed real estate                               --            45,560

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements



Note 1 Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1997 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 1998, and for the three months ended March 31, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2 Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding during the period subsequent to Union Federal's conversion to a stock savings and loan association on December 29, 1997. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the three months ended March 31, 1998, weighted-average shares outstanding for basic and diluted earnings per share were 2,864,170.

Note 3 Reporting Comprehensive Income

In 1998, the Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income. For the three months ended March 31, 1998 and 1997, the Company had no items that were required to be recognized under accounting standards as components of comprehensive income in the financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Union Community Bancorp, an Indiana corporation (the "Company"), was organized in September, 1997. On December 29, 1997, it acquired the common stock of Union Federal Savings and Loan Association ("Union Federal") upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

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

Union Federal currently owns one subsidiary, UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor Investments 1993-XVI, L.P. ("Pedcor"), which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operated as a multi-family, low- and moderate-income housing project, is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital.

Union Federal's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of Union Federal's non-interest income, including fee income and service charges, and the level of its non-interest expenses, including general and administrative expenses.

Financial Condition

Total assets decreased $24.0 million, or 18.1% at March 31, 1998, compared to December 31, 1997. The decline was primarily in cash and cash equivalents which decreased $30.6 million. The decrease in cash and cash equivalents, principally in short-term interest-bearing deposits, resulted from the payment of the stock subscriptions refundable of $22.7 million at December 31, 1997. The decrease in cash and cash equivalents was offset by an increase in net loans and investment securities held to maturity. Net loans increased by $4.5 million, or 5.8% due to an increase in customer demand. Investment securities held to maturity increase by $2.3 million, or 38.8%.

Deposits decreased $368,000 to $61.9 million during the first quarter of 1998. Demand and savings deposits decreased $648,000, or 4.0%, between December 31, 1997 and March 31, 1998. Certificates of deposits increased $281,000, or .6%, during this period. This decrease in total deposits was primarily a result of an outflow of existing accounts to different market alternatives.

Borrowed funds decreased $1.8 million, or 49.8%, from December 31, 1997 to March 31, 1998. The decline in total borrowed funds was comprised of a decrease in FHLB advances of $1.6 million, and a decrease in the note payable to a limited partnership of $179,000.

Stockholders' equity increased $363,000 from $42.9 million at December 31, 1997 to $43.3 million at March 31, 1998. The increase resulted from net income for the quarter ended March 31, 1998 of $537,000 and Employee Stock Ownership Plan ("ESOP") shares earned of $40,000. These increases were offset by a cash dividend declared of $214,000.

Comparison of operating results for the three-month periods ended March 31, 1998 and 1997.

Net income increased $243,000, or 82.4%, from $294,000 for the three months ended March 31, 1997 to $537,000 for the three months ended March 31, 1998. The increase is primarily due to an increase in net interest income offset by increases in other expenses. The return on average assets was 1.99% and 1.42 % for the three months ended March 31, 1998 and 1997, respectively.

Interest income increased $395,000, or 24.4%, from $1.6 million for the three months ended March 31, 1997 to $2.0 million for the same period in 1998. Interest expense decreased $84,000, or 9.2%, from $905,000 for the three months ended March 31, 1997 to $821,000 for the same period in 1998. As a result, net interest income for the three months ended March 31, 1998 amounted to $1.2 million an increase of $478,000, or 67.0%, compared to the same period in 1997. The increase in net interest income was due primarily to an increase in volume of loan and short-term interest-bearing deposits and a decrease in the volume of Federal Home Loan Bank advances. The increase in interest-earning assets and the decrease in interest-bearing liabilities were primarily attributable to the proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $27.8 million.

There was no provision for loan losses made for the three months ended March 31, 1998 compared to $12,000 for the same period in 1997.

Other losses decreased $54,000, or 83.9%, for the three months ended March 31, 1998 compared to the same period in 1997 primarily due to decreased losses of $48,000 from the investment in a low-income housing income tax credit limited partnership. The investment in the limited partnership represents a 99% equity in Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the three months ended March 31, 1998 and 1997.

Salaries and employee benefits were $218,000 for the three months ended March 31, 1998 compared to $136,000 for the 1997 period, an increase of $82,000, or 60.1%. This increase resulted primarily from $54,000 of compensation expense related to the ESOP and normal increases in employee compensation and related payroll taxes. Other expenses, consisting primarily of expenses related to service center fees, advertising, directors' fees, professional fees, supervisory examination fees, supplies, and postage increased $29,000 or 40.6% for three months ended March 31, 1998 compared to the same period in 1997. The increase in other expenses resulted from nominal increases in a variety of expense categories.

Income tax expense increased $184,000, or 151.9%, for the three months ended March 31, 1998 compared to the same period in 1997. The increase was directly related to the increase in taxable income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $1.2 million of loans classified as special mention as of March 31, 1998 while there were no special mention loans at December 31, 1997. In addition, Union Federal had $978,000 and $98,000 of loans classified as substandard at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 and December 31, 1997, no loans were classified as doubtful or loss. At March 31, 1998, and December 31, 1997, respectively, $485,000 and $98,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $252,000 or .3% of net loans at March 31, 1998 and December 31, 1997. The increase in classified loans is primarily a result of a regulatory examination. As a result of the examination, the examiners have requested that an additional general reserve of approximately $98,000 be recorded for these newly classified loans in the second quarter of 1998. Union Federal does not believe that at this time any loss exists on these loans. In addition, the loans are not considered impaired under Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 1998, Union Federal had liquid assets of $18.8 million and a liquidity ratio of 26%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 1998, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points.

                           Net Portfolio Value          NPV as % of PV of Assets
    Change
   in Rates      $ Amount      $Change      % Change     NPV Ratio     Change
   --------      --------      -------      --------     ---------     ------
     +400 bp       24,767       -9,674        -28%       24.60%       -635 bp
     +300 bp       27,251       -7,190        -21%       26.36%       -460 bp
     +200 bp       29,801       -4,640        -13%       28.07%       -289 bp
     +100 bp       32,253       -2,188         -6%       29.63%       -133 bp
        0 bp       34,441                                30.96%
     -100 bp       35,991        1,550          5%       31.85%        +89 bp
     -200 bp       36,727        2,287          7%       32.23%       +127 bp
     -300 bp       37,501        3,060          9%       32.63%       +167 bp
     -400 bp       38,700        4,259         12%       33.28%       +232 bp

This analysis indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1997.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

                (a) Exhibits 27.  Financial Data Schedule

                (b) No reports on Form 8-K were filed  during the quarter  ended
                    March 31, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION COMMUNITY BANCORP

Date:      May 14, 1998                        By: /s/ Joseph E. Timmons
                                                   -----------------------------
                                                       Joseph E. Timmons
                                                       President and
                                                       Chief Executive Officer


Date:      May 14, 1998                        By: /s/ Denise E. Swearingen
                                                   -----------------------------
                                                       Denise E. Swearingen
                                                       Treasurer