Form 10-Q
period 1998-06-30
UNION COMMUNITY BANCORP
filed 1998-08-13
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 333-35799

                             UNION COMMUNITY BANCORP
               (Exact name of registrant specified in its charter)

          Indiana                                       35-2025237
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

                                                    Yes [X] No [ ]


The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 1998 was 3,041,750.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index


                                                                        Page No.
FORWARD LOOKING STATEMENT ...................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheet ......................4

                  Consolidated Condensed Statement of Income.................5

                  Consolidated Condensed Statement of Changes in
                  Shareholders' Equity.......................................6

                  Consolidated Condensed Statement of Cash Flows.............7

                  Notes to Consolidated Condensed
                  Financial Statements.......................................8

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................9

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.....12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................14
Item 2.       Changes in Securities.........................................14
Item 3.       Defaults Upon Senior Securities...............................14
Item 4.       Submission of Matters to a Vote of Security Holders...........14
Item 5.       Other Information.............................................14
Item 6.       Exhibits and Reports on Form 8-K..............................14

SIGNATURES..................................................................15

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet



                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                             -------------------- --------------------
Assets
     Cash and due from banks                                                 $         52,084     $
                                                                                                           22,424
     Short-term interest-bearing deposits                                          7,412,888           44,758,403
                                                                             -------------------- --------------------
         Cash and cash equivalents                                                 7,464,972           44,780,827
     Investment securities held to maturity                                        9,862,388            5,820,069
     Loans                                                                        88,180,255           78,687,999
         Allowance for loan losses                                                  (350,258)            (252,258)
                                                                             -------------------- --------------------
              Net Loans                                                           87,829,997           78,435,741
     Premises and equipment                                                          353,049              367,360
     Federal Home Loan Bank of Indianapolis stock                                    744,500              707,700
     Investment in limited partnership                                             1,115,109            1,176,109
     Interest receivable                                                             622,017              581,526
     Other assets                                                                     95,925              170,925
                                                                             -------------------- --------------------

         Total assets                                                           $108,087,957         $132,040,257
                                                                             ==================== ====================

Liabilities
     Deposits
         Noninterest-bearing                                                   $   1,140,647        $   1,532,647
         Interest-bearing                                                         60,737,577           60,725,398
                                                                             -------------------- --------------------
              Total deposits                                                      61,878,224           62,258,045
     Stock subscription refundable                                                                     22,687,104
     Federal Home Loan Bank of Indianapolis advances                                 772,226            2,373,051
     Note payable                                                                  1,020,642            1,200,042
     Interest payable                                                                 94,813              118,867
     Dividends payable                                                               242,909
     Other liabilities                                                               541,818              497,271
                                                                             -------------------- --------------------
         Total liabilities                                                        64,550,632           89,134,380
                                                                             -------------------- --------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 2,000,000 shares
     Common stock, no-par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 3,041,750 shares                                29,663,815           29,637,592
     Retained earnings                                                            15,658,878           15,108,285
     Unearned employee stock ownership plan ("ESOP") shares                       (1,785,368)          (1,840,000)
                                                                             -------------------- --------------------
         Total stockholders' equity                                               43,537,325           42,905,877
                                                                             -------------------- --------------------

         Total liabilities and stockholders' equity                            $ 108,087,957        $ 132,040,257
                                                                             ==================== ====================


See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)



                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                         ---------------- ----------------- ----------------- ------------------
                                                              1998              1997              1998              1997
                                                         ---------------- ----------------- ----------------- ------------------
Interest and Dividend Income:
     Loans                                                $1,716,660         $1,507,899        $3,348,026     $  2,994,235
     Investment securities                                    72,549            104,337           179,389           206,070
     Dividends on FHLB stock                                  14,825             13,740            28,785            24,969
     Deposits with financial institutions                    208,734             30,497           470,287            50,053
                                                         ---------------- ----------------- ----------------- ------------------
         Total interest income                             2,012,768          1,656,473         4,026,487         3,275,327
                                                         ---------------- ----------------- ----------------- ------------------

Interest Expense:
     Deposits                                                823,252            834,410         1,627,775         1,653,754
     FHLB advances                                            11,271             83,400            28,035           168,945
                                                         ---------------- ----------------- ----------------- ------------------
         Total interest expense                              834,523            917,810         1,655,810         1,822,699
                                                         ---------------- ----------------- ----------------- ------------------

Net Interest Income                                        1,178,245            738,663         2,370,677         1,452,628
     Provision for loan losses                                98,000             99,000            98,000           111,000
                                                         ---------------- ----------------- ----------------- ------------------
Net Interest Income After Provision for Loan Losses        1,080,245            639,663         2,272,677         1,341,628
                                                         ---------------- ----------------- ----------------- ------------------

Other Income (Losses)
     Equity in losses of limited partnership                 (36,000)           (40,303)          (61,000)         (113,730)
     Other income                                             18,996             10,311            33,512            18,792
                                                         ---------------- ----------------- ----------------- ------------------
         Total other income (losses)                         (17,004)           (29,992)          (27,488)          (94,938)
                                                         ---------------- ----------------- ----------------- ------------------

Other Expenses
     Salaries and employee benefits                          162,230            116,031           380,414           252,272
     Premises and equipment                                   16,449             15,131            28,812            27,303
     Deposit insurance expense                                11,466              9,782            21,177            12,068
     Legal and professional fees                              53,601              7,200            73,491            19,413
     Other expense                                            88,865             79,213           168,359           137,677
                                                         ---------------- ----------------- ----------------- ------------------
         Total other expenses                                332,611            227,357           672,253           448,733
                                                         ---------------- ----------------- ----------------- ------------------

Income Before Income Tax                                     730,630            382,314         1,572,936           797,957
     Income tax expense                                      259,721            113,633           565,103           234,856
                                                         ---------------- ----------------- ----------------- ------------------

Net Income                                               $   470,909        $   268,681       $ 1,007,833        $  563,101
                                                         ================ ================= ================= ==================

Basic earnings per share                                         .16                                 .35
Diluted earnings per share                                       .16                                 .35

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity



                                                Common Stock
                                       --------------------------------
                                           Shares                             Retained             Unearned
                                         Outstanding        Amount            Earnings            ESOP Shares          Total
                                       ---------------- --------------- --------------------- -------------------- ---------------

Balances, January 1, 1998                3,041,750      $ 29,637,592       $ 15,108,285          (1,840,000)       $ 42,905,877

    Net income for the period                                                 1,007,833                               1,007,833
    Cash dividends ($0.16 per share)                                           (457,240)                               (457,240)
    ESOP shares earned                                        26,223                                 54,632              80,855
                                       ---------------- --------------- --------------------- -------------------- ---------------

Balances, June 30, 1998                  3,041,750      $ 29,663,815       $ 15,658,878          (1,785,368)       $ 43,537,325
                                       ================ =============== ===================== ==================== ===============

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                             ----------------------------------------
                                                                                   1998                1997
                                                                             -------------------- -------------------
Operating Activities:
     Net income                                                                $ 1,007,833          $   563,101
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Provision for loan losses                                                  98,000              111,000
         Depreciation                                                               16,257               13,364
         Deferred income tax                                                                              4,362
         Investment securities accretion, net                                       (4,691)              (3,362)
         Equity in losses of limited partnership                                    61,000              113,730
         ESOP shares earned                                                         80,855
         Net change in:
              Interest receivable                                                  (40,491)              34,330
              Interest payable                                                     (24,054)              18,719
              Other assets                                                          29,440              (15,385)
              Other liabilities                                                     14,195               94,064
                                                                             -------------------- -------------------
                  Net cash provided by operating activities                      1,238,344              933,923
                                                                             -------------------- -------------------

Investing Activities:
     Purchases of investment securities held to maturity                        (5,903,586)            (700,000)
     Proceeds from paydowns and maturities of securities held to maturity        1,865,959              530,483
     Purchases of loans                                                                                (500,000)
     Other net changes in loans                                                 (9,446,696)            (162,591)
     Purchase of  FHLB of Indianapolis stock                                       (36,800)            (127,600)
     Purchases of property and equipment                                            (1,946)              (7,410)
                                                                             -------------------- -------------------
         Net cash used by investing activities                                 (13,523,069)            (967,118)
                                                                             -------------------- -------------------

Financing Activities:
     Net change in:
         Interest-bearing demand and savings deposits                             (793,169)             791,375
         Certificates of Deposit                                                   413,348              827,246
         Stock subscription escrow accounts                                    (22,687,104)
     Proceeds from borrowings                                                                         1,000,000
     Repayment of borrowings                                                    (1,780,225)          (1,807,277)
     Cash dividends paid                                                          (214,332)
     Net change in advances by borrowers for taxes and insurance                    30,352               14,957
                                                                             -------------------- -------------------
         Net cash provided (used) by financing activities                      (25,031,130)             826,301
                                                                             -------------------- -------------------

Net Change in Cash and Cash equivalents                                        (37,315,855)             793,106

Cash and Cash equivalents, Beginning of period                                  44,780,827            1,465,190
                                                                             -------------------- -------------------

Cash and Cash equivalents, End of period                                     $   7,464,972        $   2,258,296
                                                                             ==================== ===================

Supplemental cash flow disclosures:
     Interest paid                                                           $   1,679,864        $   1,803,980
     Income taxes paid                                                             424,650              230,033
     Loans transferred to foreclosed real estate                                                        203,120


See notes to consolidated condensed financial statements.

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

The interim consolidated financial statements at June 30, 1998, and for the six month and three month periods ended June 30, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2 Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding during the period subsequent to Union Federal's conversion to a stock savings and loan association on December 29, 1997. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the six month and three month periods ended June 30, 1998, weighted-average shares outstanding for basic and diluted earnings per share were 2,860,482 and 2,861,847, respectively.

Note 3 Reporting Comprehensive Income

In 1998, the Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income. For the six months ended June 30, 1998 and 1997, the Company had no items that were required to be recognized under accounting standards as components of comprehensive income in the financial statements.

Note 4 Benefit Plans

On June 30, 1998, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan and Trust (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 304,175 shares of common stock for the Stock Option Plan and 121,670 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 304,175 shares of stock may be granted to officers, key employees, and directors of the Company and its subsidiaries and options for 186,000 of such shares have been granted effective June 30, 1998. The options have an option price per share equal to the market value at date of grant, have ten year terms, and become exercisable at the rate of 20% per year. Stock awards covering 121,670 shares of common stock may be awarded to the directors and key employees of the Company and its subsidiaries and awards of 78,900 of such shares have been awarded effective June 30, 1998. These awards vest at the rate of 20% per year.

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

Financial Condition

Total assets decreased $24.0 million, or 18.1% at June 30, 1998, compared to December 31, 1997. The decline was primarily in cash and cash equivalents which decreased $37.3 million. The decrease in cash and cash equivalents, principally in short-term interest-bearing deposits, resulted from the payment of the stock subscriptions refundable of $22.7 million at December 31, 1997. The decrease in cash and cash equivalents was offset by an increase in net loans and investment securities held to maturity. Net loans increased by $9.4 million, or 12.0% due to an increase in customer demand. Investment securities held to maturity increase by $4.0 million, or 69.5%.

Deposits decreased $380,000 to $61.9 million during the six months ended June 30, 1998. Demand and savings deposits decreased $793,000, or 4.9%, between December 31, 1997 and June 30, 1998. Certificates of deposits increased $413,000, or .9%, during this period. This decrease in total deposits was primarily a result of an outflow of existing accounts to different market alternatives.

Borrowed funds decreased $1.8 million, or 49.8%, from December 31, 1997 to June 30, 1998. The decline in total borrowed funds was comprised of a decrease in FHLB advances of $1.6 million, and a decrease in the note payable to a limited partnership of $179,000.

Stockholders' equity increased $631,000 from $42.9 million at December 31, 1997 to $43.5 million at June 30, 1998. The increase was due to net income for the six months ended June 30, 1998 of $1.0 million and Employee Stock Ownership Plan ("ESOP") shares earned of $81,000. These increases were offset by cash dividends of $457,000.


Comparison  of  Operating  Results for the Three  Months Ended June 30, 1998 and
1997

Net income increased $202,000, or 75.1%, from $269,000 for the three months ended June 30, 1997 to $471,000 for the three months ended June 30, 1998. The increase is primarily due to an increase in net interest income offset by increases in other expenses. The return on average assets was 1.74% and 1.28% for the three months ended June 30, 1998 and 1997, respectively.

Interest income increased $356,000, or 21.5%, from $1.7 million for the three months ended June 30, 1997 to $2.0 million for the same period in 1998. Interest expense decreased $83,000, or 9.0%, from $918,000 for the three months ended June 30, 1997 to $835,000 for the same period in 1998. As a result, net interest income for the three months ended June 30, 1998 amounted to $1.2 million an increase of $439,000, or 59.4%, compared to the same period in 1997. The increase in net interest income was due primarily to an increase in the volume of loans and short-term interest-bearing deposits and a decrease in the volume of Federal Home Loan Bank advances. The increase in interest-earning assets and the decrease in interest-bearing liabilities were primarily attributable to the proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $27.8 million.

The provision for loan losses for the three months ended June 30, 1998 was $98,000 as compared to $99,000 for the same period in 1997. The 1998 provision and the allowance for losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other losses decreased $13,000, or 43.3%, for the three months ended June 30, 1998 compared to the same period in 1997.

Salaries and employee benefits were $162,000 for the three months ended June 30, 1998 compared to $116,000 for the 1997 period, an increase of $46,000, or 39.7%. This increase resulted primarily from $27,000 of compensation expense related to the ESOP and normal increases in employee compensation and related payroll taxes. Legal and professional fees were $54,000 for the three months ended June 30, 1998 compared to $7,000 for the 1997 period, an increase of $47,000. This increase was a result of the additional expenses incurred as a public company.

Income tax expense increased $146,000, or 128.1%, for the three months ended June 30, 1998 compared to the same period in 1997. The increase was directly related to the increase in taxable income for the period.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

Net income increased $445,000, or 79.0%, from $563,000 for the six months ended June 30, 1997 to $1 million for the six months ended June 30, 1998. The increase is primarily due to an increase in net interest income offset by increases in other expenses. The return on average assets was 1.87% and 1.35% for the six months ended June 30, 1998 and 1997, respectively.

Interest income increased $751,000, or 22.9%, from $3.3 million for the six months ended June 30, 1997 to $4.0 million for the same period in 1998. Interest expense decreased $167,000, or 9.2%, from $1.8 million for the six months ended June 30, 1997 to $1.7 million for the same period in 1998. As a result, net interest income for the six months ended June 30, 1998 increased $918,000, or 63.2%, compared to the same period in 1997. The increase in net interest income was due primarily to an increase in the volume of loans and short-term interest-bearing deposits and a decrease in the volume of Federal Home Loan Bank advances. The increase in interest-earning assets and the decrease in interest-bearing liabilities were primarily attributable to the proceeds received in conjunction with the Company's stock issuance.

The provision for loan losses for the six months ended June 30, 1998 was $98,000 as compared to $111,000 for the same period in 1997.

Other losses decreased $67,000, or 71.0%, for the six months ended June 30, 1998 compared to the same period in 1997 primarily due to decreased losses of $53,000 from the investment in a low-income housing income tax credit limited partnership. The investment in the limited partnership represents a 99% equity in Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $89,000 was recorded for the six months ended June 31, 1998 and 1997.

Salaries and employee benefits were $380,000 for the six months ended June 30, 1998 compared to $252,000 for the 1997 period, an increase of $128,000, or 50.8%. This increase resulted primarily from $81,000 of compensation expense related to the ESOP and normal increases in employee compensation and related payroll taxes. Legal and professional fees were $73,000 for the six months ended June 30, 1998 compared to $19,000 for the 1997 period, an increase of $54,000. This increase was a result of the additional expenses incurred as a public company.

Income tax expense increased $330,000, or 140.4%, for the six months ended June 30, 1998 compared to the same period in 1997. The increase was directly related to the increase in taxable e income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $1.2 million of loans classified as special mention as of June 30, 1998 while there were no special mention loans at December 31, 1997. In addition, Union Federal had $846,000 and $98,000 of loans classified as substandard at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, no loans were classified as doubtful or loss. At June 30, 1998, and December 31, 1997, respectively, $353,000 and $98,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $350,000 or .4% of net loans at June 30, 1998 and $252,000 or .3% of net loans at December 31, 1997. The increase in classified loans is primarily a result of a regulatory examination. As a result of the examination, the examiners requested that an additional general reserve of approximately $98,000 be recorded for these newly classified loans in the second quarter of 1998. Union Federal does not believe that at this time any loss exists on these loans. In addition, the loans are not considered impaired under Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 1998, Union Federal had liquid assets of $12.0 million and a liquidity ratio of 16.9%.

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

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As Union Federal does not meet either of these requirements, it is not required file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented  below,  as of June 30, 1998,  is an analysis  performed by the OTS of
Union Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis points increments, up and down 400 basis points. At June 30, 1998, 2% of the present value of Union Federal's assets was approximately $2.2 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $4.7 million at June 30, 1998. Union Federal would have been required to deduct $1.25 million from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS" reporting requirements under this methodology. This amount represents an increase of $400,000 over the $850,000 calculated at December 31, 1997. Union Federal's exposure to interest rate risk results from a concentration of fixed rate mortgage loans in its portfolio.




                                 Net Portfolio Value                                 NPV as % of PV of Assets
Change
in Rates            $ Amount            $ Change           % Change                  NPV Ratio            Change
--------            --------            --------           --------                  ---------            ------
+400 bp               24,714              -9,951                -29%                  24.66%              -654 bp

+300 bp               27,307               -7,358               -21%                  26.50%              -470 bp

+200 bp               29.940               -4,724               -14%                  28.26%              -294 bp

+100 bp               32,460               -2,204                -6%                  29.87%              -133 bp

      0 bp                                                            34,664            31.20%

 -100 bp              36,322                1,658                 5%                  32.15%                +95 bp

 -200 bp              37,524                2,860                 8%                  32.80%              +161 bp

 -300 bp              38,888                4,224                12%                  33.54%              +234 bp

 -400 bp              40,522                5,857                17%                  34.42%              +322 bp



This chart illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in a $4.7 million, or 14%, decrease in the net portfolio value of Union Federal's assets compared to a $3.9 million, or 12% decrease, at December 31, 1997. This hypothetical increase in interest rates would also result in a 294 basis point, or 2.94%, decrease in the ratio of the net portfolio value to the present value of Union Federal's assets compared to a 246 basis point, or 2.46%, decrease at December 31, 1997.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

              On June 30, 1998, the Company held its annual meeting of the shareholders. A total of 2,854,107 shares were represented in person or by proxy at the meeting. Philip L. Boots was elected to the Board of Directors for a three-year term expiring in 2001. 2,817,138 shares were voted in favor of the election of the nominee and there were 36,969 votes withheld. Marvin L Burkett was elected to the Board of Directors for a one-year term expiring in 1999. 2,811,938 shares were voted in favor of the election of the nominee and there were 42,169 votes withheld. Phillip E. Grush was elected to the Board of Directors for a one-year term expiring in 1999. 2,817,138 shares were voted in favor of the election of the nominee and there were 36,969 votes withheld. Samuel H. Hildebrand was elected to the Board of Directors for a two-year term expiring in 2000. 2,817,138 shares were voted in favor of the election of the nominee and there were 36,969 votes withheld. John M. Horner was elected to the Board of Directors for a three-year term expiring in 2001. 2,817,138 shares were voted in favor of the election of the nominee and there were 36,969 votes withheld.
              Harry A. Siamas was elected to the Board of Directors for a two-year term expiring in 2000. 2,817,138 shares were voted in favor of the election of the nominee and there were 36,969 votes withheld. Joseph E Timmons was elected to the Board of Directors for a one-year term expiring in 1999. 2,816,885 shares were voted in favor of the election of the nominee and there were 37,222 votes withheld. The shareholders approved and ratified the Union Community Bancorp Stock Option Plan (Plan). 1,624,432 shares were voted in favor of the Plan, 284,246 were voted against the Plan and there were 45,551 abstentions. The shareholders approved and ratified the Union Federal Savings and Loan Association Recognition and Retention Plan & Trust (Trust). 1,599,097 shares were voted in favor of the Trust, 326,620 were voted against the Trust and there were 51,328 abstentions.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                  3.1 The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registation Statement on Form S-1 (Registration No. 333-35799)

                  3.2 The Code of Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-35799)

                  10.1 The Union Community Bancorp Stock Option Plan is incorporated by reference to Exhibit A of the
                           Registrant's Proxy Statement filed with the Commission May 15, 1998

                  10.2 Union Federal Savings and Loan Association Recognition and Retention Plan and Trust is incorporated by reference to Exhibit B of the Registrant's Proxy Statement filed with the Commission May 15, 1998

                  27       Financial Data Schedule

              (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION COMMUNITY BANCORP

Date:         August 13, 1998              By: /s/ Joseph E. Timmons
              ---------------              -------------------------

                                                     Joseph E. Timmons
                                                     President and
                                                     Chief Executive Officer

Date:         August 13, 1998              By: /s/ Denise E. Swearingen
              ---------------              ----------------------------

                                                     Denise E. Swearingen
                                                     Treasurer

                                  EXHIBIT INDEX




EXHIBIT NO.                                DESCRIPTION                   PAGE

   3.1 The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registation Statement on Form S-1 (Registration No. 333-35799)

   3.2         The Code of Bylaws of the Registrant  are  incorporated
               by  reference  to  Exhibit  3.2  to  the   Registration
               Statement on Form S-1 (Registration No. 333-35799)

   10.1        The  Union  Community  Bancorp  Stock  Option  Plan  is
               incorporated   by   reference   to  Exhibit  A  of  the
               Registrant's Proxy Statement filed with the Commission
               May 15, 1998

   10.2        Union Federal Savings and Loan Association  Recognition
               and  Retention  Plan  and  Trust  is   incorporated  by
               reference to Exhibit B of the Registrant's Proxy Statement filed with the Commission May 15, 1998

   27          Financial Data Schedule