Form 10-Q
period 1998-09-30
UNION COMMUNITY BANCORP
filed 1998-11-13
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

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

                                      Yes [X] No [ ]


The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 1998 was 3,041,750.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index


                                                                        Page No.
FORWARD LOOKING STATEMENT .....................................................3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheet ........................4

                  Consolidated Condensed Statement of Income...................5

                  Consolidated Condensed Statement of Changes in
                  Stockholders' Equity.........................................6

                  Consolidated Condensed Statement of Cash Flows...............7

                  Notes to Consolidated Condensed
                  Financial Statements.........................................8

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk......12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................14
Item 2.       Changes in Securities...........................................14
Item 3.       Defaults Upon Senior Securities.................................14
Item 4.       Submission of Matters to a Vote of Security Holders.............14
Item 5.       Other Information...............................................14
Item 6.       Exhibits and Reports on Form 8-K................................14

SIGNATURES....................................................................15

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

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                                                                  September 30,       December 31,
                                                                      1998                1997
                                                                 -------------       -------------
Assets
     Cash and due from banks                                     $      48,688       $      22,424

     Short-term interest-bearing deposits                            8,873,150          44,758,403
                                                                 -------------       -------------
         Cash and cash equivalents                                   8,921,838          44,780,827
     Investment securities held to maturity                          6,779,432           5,820,069
     Loans                                                          90,135,546          78,687,999
         Allowance for loan losses                                    (356,258)           (252,258)
                                                                 -------------       -------------
              Net Loans                                             89,779,288          78,435,741
     Premises and equipment                                            362,226             367,360
     Federal Home Loan Bank of Indianapolis stock                      744,500             707,700
     Investment in limited partnership                               1,085,109           1,176,109
     Interest receivable                                               653,450             581,526
     Other assets                                                      111,238             170,925
                                                                 -------------       -------------

         Total assets                                            $ 108,437,081       $ 132,040,257
                                                                 =============       =============

Liabilities
     Deposits
         Noninterest-bearing                                     $     706,192       $   1,532,647
         Interest-bearing                                           62,766,409          60,725,398
                                                                 -------------       -------------
              Total deposits                                        63,472,601          62,258,045
     Stock subscription refundable                                  22,687,104
     Federal Home Loan Bank of Indianapolis advances                   772,226           2,373,051
     Note payable                                                    1,020,642           1,200,042
     Interest payable                                                  120,973             118,867
     Dividends payable                                                 271,487
     Other liabilities                                                 669,918             497,271
                                                                 -------------       -------------
         Total liabilities                                          66,327,847          89,134,380
                                                                 -------------       -------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 2,000,000 shares
     Common stock, no-par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 3,041,750 shares                  29,672,830          29,637,592
     Retained earnings                                              15,891,443          15,108,285
     Unearned employee stock ownership plan ("ESOP") shares         (1,758,052)         (1,840,000)
     Unearned compensation                                          (1,696,987)
                                                                 -------------       -------------
         Total stockholders' equity                                 42,109,234          42,905,877
                                                                 -------------       -------------

         Total liabilities and stockholders' equity              $ 108,437,081       $ 132,040,257
                                                                 =============       =============

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                      September 30,
                                                         -----------------------------       -----------------------------
                                                             1998             1997              1998              1997
                                                         -----------       -----------       -----------       -----------
Interest and Dividend Income:
     Loans                                               $ 1,775,517       $ 1,516,000       $ 5,123,543       $ 4,510,235
     Investment securities                                   146,945           105,953           402,834           312,023
     Dividends on FHLB stock                                  15,069            14,717            43,854            39,686
     Deposits with financial institutions                     97,765            18,227           491,552            68,280
                                                         -----------       -----------       -----------       -----------
         Total interest income                             2,035,296         1,654,897         6,061,783         4,930,224
                                                         -----------       -----------       -----------       -----------

Interest Expense:
     Deposits                                                856,924           846,455         2,484,699         2,500,209
     FHLB advances                                            11,769            83,439            39,804           252,384
                                                         -----------       -----------       -----------       -----------
         Total interest expense                              868,693           929,894         2,524,503         2,752,593
                                                         -----------       -----------       -----------       -----------

Net Interest Income                                        1,166,603           725,003         3,537,280         2,177,631
     Provision for loan losses                                 6,000            27,000           104,000           138,000
                                                         -----------       -----------       -----------       -----------
Net Interest Income After Provision for Loan Losses        1,160,603           698,003         3,433,280         2,039,631
                                                         -----------       -----------       -----------       -----------

Other Income (Losses)
     Equity in losses of limited partnership                 (30,000)          (19,070)          (91,000)         (132,800)
     Other income                                             13,653            14,031            47,165            32,823
                                                         -----------       -----------       -----------       -----------
         Total other income (losses)                         (16,347)           (5,039)          (43,835)          (99,977)
                                                         -----------       -----------       -----------       -----------

Other Expenses
     Salaries and employee benefits                          225,222           122,722           605,636           374,994
     Premises and equipment                                   15,350            12,364            44,162            39,667
     Deposit insurance expense                                11,013             9,673            32,190            21,741
     Legal and professional fees                              35,376             7,200           108,867            26,613
     Other expense                                            73,153            92,609           241,512           230,286
                                                         -----------       -----------       -----------       -----------
         Total other expenses                                360,114           244,568         1,032,367           693,301
                                                         -----------       -----------       -----------       -----------

Income Before Income Tax                                     784,142           448,396         2,357,078         1,246,353
     Income tax expense                                      280,090           146,459           845,193           381,315
                                                         -----------       -----------       -----------       -----------

Net Income                                               $   504,052       $   301,937       $ 1,511,885       $   865,038
                                                         ===========       ===========       ===========       ===========

Basic earnings per share                                         .18                                 .53
Diluted earnings per share                                       .18                                 .53

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity


                                              Common Stock
                                       ----------------------------
                                          Shares                       Retained       Unearned        Unearned
                                       Outstanding      Amount         Earnings      ESOP Shares    Compensation        Total
                                       ------------- -------------- --------------- -------------- --------------- ----------------

Balances, January 1, 1998                3,041,750   $ 29,637,592    $ 15,108,285   $(1,840,000)                   $ 42,905,877

    Net income for the period                                           1,511,885                                     1,511,885
    Contribution for unearned
    compensation                                                                                   $ (1,753,853)     (1,753,853)
    Amortization of unearned
    compensation                                                                                         56,866          56,866
    Cash dividends ($0.255 per share)                                    (728,727)                                     (728,727)
    ESOP shares earned                                     35,238                        81,948                         117,186
                                       ------------- -------------- --------------- ------------   -------------   ------------

Balances, September 30, 1998             3,041,750   $ 29,672,830    $ 15,891,443   $(1,758,052)   $ (1,696,987)   $ 42,109,234
                                       ============= ============== =============== ============   =============   ============

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               -------------------------------
                                                                                    1998               1997
                                                                               ------------       ------------
Operating Activities:
     Net income                                                                $  1,511,885       $    865,038
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Provision for loan losses                                                  104,000            138,000
         Depreciation                                                                23,312             20,346
         Investment securities accretion, net                                        (6,603)           (10,212)
         Equity in losses of limited partnership                                     91,000            132,800
         ESOP shares earned                                                         117,186
         Amortization of unearned compensation                                       56,866
         Net change in:
              Interest receivable                                                   (71,924)            (4,353)
              Interest payable                                                        2,106             40,070
              Other assets                                                           14,127            (96,822)
              Other liabilities                                                      27,815             24,494
                                                                               ------------       ------------
                  Net cash provided by operating activities                       1,869,770          1,109,361
                                                                               ------------       ------------

Investing Activities:
     Purchases of investment securities held to maturity                         (6,103,586)          (900,000)
     Proceeds from paydowns and maturities of securities held to maturity         5,150,826            848,657
     Other net changes in loans                                                 (11,401,987)        (2,976,231)
     Purchase of  FHLB of Indianapolis stock                                        (36,800)          (127,600)
     Proceeds on sale of foreclosed real estate                                                         32,163
     Purchases of property and equipment                                            (18,178)            (8,126)
                                                                               ------------       ------------
         Net cash used by investing activities                                  (12,409,725)        (3,131,137)
                                                                               ------------       ------------

Financing Activities:
     Net change in:
         Interest-bearing demand and savings deposits                              (532,450)         1,266,918
         Certificates of Deposit                                                  1,747,006            428,961
         Stock subscription escrow accounts                                     (22,687,104)
     Proceeds from borrowings                                                                        4,000,000
     Repayment of borrowings                                                     (1,780,225)        (3,807,278)
     Cash dividends paid                                                           (457,240)
     Contribution for unearned compensation                                      (1,753,853)
     Net change in advances by borrowers for taxes and insurance                    144,832            126,925
                                                                               ------------       ------------
         Net cash provided (used) by financing activities                       (25,319,034)         2,015,526
                                                                               ------------       ------------

Net Change in Cash and Cash equivalents                                         (35,858,989)            (6,250)

Cash and Cash equivalents, Beginning of period                                   44,780,827          1,465,190
                                                                               ------------       ------------

Cash and Cash equivalents, End of period                                       $  8,921,838       $  1,458,940
                                                                               ============       ============

Supplemental cash flow disclosures:
     Interest paid                                                                2,522,397          2,712,523
     Income taxes paid                                                              685,900            372,033
     Loans transferred to foreclosed real estate                                                       163,540


See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements

Note 1:  Basis of Presentation

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

The interim consolidated financial statements at September 30, 1998, and for the nine month and three month periods ended September 30, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares and potential common shares outstanding during the period subsequent to Union Federal's conversion to a stock savings and loan association on December 29, 1997. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                                Three Months Ended                           Nine Months Ended
                                                September 30, 1998                           September 30, 1998
                                                ------------------                           ------------------
                                                   Weighted                                       Weighted
                                                   Average          Per Share                     Average      Per Share
                                     Income          Shares          Amount       Income           Shares       Amount
                                     ------          ------          ------       ------           ------       ------
Basic earnings per share
  Income available to common
  shareholders                       $504,052      2,805,067      $     .18       $1,511,885     2,842,010      $   .53
                                                                 ===========                                    ========

Effect of dilutive RRP awards and
stock options                                                                                           11
                                     ---------   --------------                 -------------    ---------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                          $504,052      2,805,067     $      .18       $1,511,885     2,842,021      $   .53
                                     =========   ==============  ===========    =============    =========      ========



Note 3:  Reporting Comprehensive Income

In 1998, the Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income. For the nine months ended September 30, 1998 and 1997, the Company had no items that were required to be recognized under accounting standards as components of comprehensive income in the financial statements.

Note 4:  Benefit Plans

On June 30, 1998, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan and Trust (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 304,175 shares of common stock for the Stock Option Plan and 121,670 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 304,175 shares of stock may be granted to officers, key employees, and directors of the Company and its subsidiaries and options for 186,000 of such shares have been granted effective June 30, 1998. The options have an option price per share equal to the market value at date of grant, have ten year terms, and become exercisable at the rate of 20% per year. Under the RRP, Stock awards covering 121,670 shares of common stock may be awarded to the directors and key employees of the Company and its subsidiaries and awards of 78,900 of such shares have been awarded effective June 30, 1998.
These awards vest at the rate of 20% per year.


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

Financial Condition

Total assets decreased $23.6 million, or 17.9% at September 30, 1998, compared to December 31, 1997. The decline was primarily in cash and cash equivalents which decreased $35.9 million. The decrease in cash and cash equivalents, principally in short-term interest-bearing deposits, resulted from the payment of the stock subscriptions refundable of $22.7 million at December 31, 1997. The decrease in cash and cash equivalents was offset by an increase in net loans and investment securities held to maturity. Net loans increased by $11.3 million, or 14.5% due to an increase in customer demand. Investment securities held to maturity increase by $959,000, or 16.5%.

Deposits increased $1.2 million to $63.5 million during the nine months ended September 30, 1998. Demand and savings deposits decreased $532,000 or 3.3% between December 31, 1997 and September 30, 1998. Certificates of deposits increased $1.7 million or 3.8% during this period.

Borrowed funds decreased $1.8 million, or 49.8% from December 31, 1997 to September 30, 1998. The decline in total borrowed funds was comprised of a decrease in FHLB advances of $1.6 million, and a decrease in the note payable to a limited partnership of $179,000.

Stockholders' equity decreased $797,000 from $42.9 million at December 31, 1997 to $42.1 million at September 30, 1998. The decrease was primarily due to the $1.8 million contribution made to fund the recognition and retention compensation plan and cash dividends of $729,000. These decreases were offset by net income for the nine months ended September 30, 1998 of $1.5 million,
Employee Stock Ownership Plan shares earned of $117,000, and unearned compensation amortization of $57,000.

Comparison of Operating Results for the three months Ended September 30, 1998 and 1997

Net income increased $202,000, or 66.9% from $302,000 for the three months ended September 30, 1997 to $504,000 for the three months ended September 30, 1998. The increase is primarily due to an increase in net interest income offset by increases in other expenses. The return on average assets was 1.86% and 1.43% for the three months ended September 30, 1998 and 1997, respectively.

Interest income increased $380,000, or 23.0% from $1.7 million for the three months ended September 30, 1997 to $2.0 million for the same period in 1998. Interest expense decreased $61,000 or 6.6% from $930,000 for the three months ended September 30, 1997 to $869,000 for the same period in 1998. As a result, net interest income for the three months ended September 30, 1998 amounted to
1.2 million, an increase of $442,000, or 61.0% compared to the same period in 1997. The increase in net interest income was due primarily to an increase in the volume of loans and short-term interest-bearing deposits and a decrease in the volume of Federal Home Loan Bank advances. The increase in interest-earning assets and the decrease in interest-bearing liabilities were primarily attributable to the proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $27.8 million.

The provision for loan losses for the three months ended September 30, 1998 was $6,000 as compared to $27,000 for the same period in 1997. The 1998 provision and the allowance for losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other losses increased $11,000 for the three months ended September 30, 1998 compared to the same period in 1997.

Salaries and employee benefits were $225,000 for the three months ended September 30, 1998 compared to $123,000 for the 1997 period, an increase of $102,000, or 82.9%. This increase resulted primarily from $93,000 of compensation expense related to the ESOP and the recognition and retention compensation plan. Legal and professional fees were $35,000 for the three months ended September 30, 1998 compared to $7,000 for the 1997 period, an increase of $28,000. This increase was a result of the additional expenses incurred as a public company.

Income tax  expense  increased  $134,000,  or 91.2% for the three  months  ended
September 30, 1998 compared to the same period in 1997. The increase was directly related to the increase in taxable income for the period.

Comparison of Operating Results for the Nine months Ended September 30, 1998 and 1997

Net income increased $647,000, or 74.8%, from $865,000 for the nine months ended September 30, 1997 to $1.5 million for the nine months ended September 30, 1998. The increase is primarily due to an increase in net interest income offset by increases in other expenses. The return on average assets was 1.87% and 1.38% for the nine months ended September 30, 1998 and 1997, respectively.

Interest income increased $1,132,000, or 23.0% from $4.9 million for the nine months ended September 30, 1997 to $6.1 million for the same period in 1998. Interest expense decreased $228,000, or 8.3%, from $2.8 million for the nine months ended September 30, 1997 to $2.5 million for the same period in 1998. As a result, net interest income for the nine months ended September 30, 1998 increased $1.4 million, or 62.5%, compared to the same period in 1997. The increase in net interest income was due primarily to an increase in the volume of loans and short-term interest-bearing deposits and a decrease in the volume of Federal Home Loan Bank advances. The increase in interest-earning assets and the decrease in interest-bearing liabilities were primarily attributable to the proceeds received in conjunction with the Company's stock issuance.

The provision for loan losses for the nine months ended September 30, 1998 was $104,000 as compared to $138,000 for the same period in 1997.

Other losses decreased $56,000 for the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to decreased losses of $42,000 from the investment in a low-income housing income tax credit limited partnership. The investment in the limited partnership represents a 99% equity in Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $134,000 was recorded for the nine months ended September 31, 1998 and 1997.

Salaries and employee benefits were $606,000 for the nine months ended September 30, 1998 compared to $375,000 for the 1997 period, an increase of $231,000 or 61.6%. This increase resulted primarily from $174,000 of compensation expense related to the ESOP and the recognition and retention compensation plan. Legal and professional fees were $109,000 for the nine months ended September 30, 1998 compared to $27,000 for the 1997 period, an increase of $82,000. This increase was a result of the additional expenses incurred as a public company.

Income tax expense increased $464,000, or 121.7%, for the nine months ended September 30, 1998 compared to the same period in 1997. The increase was directly related to the increase in taxable e income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $1.1 million and $98,000 of loans classified as substandard at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 and December 31, 1997, no loans were classified as doubtful or loss. At September 30, 1998, and December 31, 1997, respectively, $575,000 and $98,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $356,000 or .4% of net loans at September 30, 1998 and $252,000 or .3% of net loans at December 31, 1997. Approximately $492,000 of the increase in classified loans is a result of a regulatory examination. Union Federal does not believe that at this time any loss exists on this loan classified by the examiners. In addition, loans of $40,000 are considered impaired under Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 1998, Union Federal had liquid assets of $11.5 million and a liquidity ratio of 15.5%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Year 2000 Compliance

Union Federal's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. Union Federal is addressing the potential problems associated with the possibility that the computers that it uses to control its operating systems, facilities and infrastructure may not be programmed to read four-digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which could cause computer systems to generate erroneous data or to fail.

Union Federal is actively monitoring its Year 2000 computer compliance issues. Union Federal intends to replace its current electronic data service provider, On-Line Financial Services, Inc., of Oak Brook, Illinois ("On-Line"), during the first quarter of 1999. At that time, Intrieve Incorporated ("Intrieve") will become Union Federal's electronic data service provider. Because of the pending transfer of data processing responsibility, Union Federal has not tested the electronic data that On-Line currently maintains on its system for Year 2000 compliance. Union Federal intends to begin testing its electronic data for Year 2000 compliance within 30 days of March 23, 1999, the date that Intrieve assumes the responsibility for processing Union Federal's electronic data. Union Federal has received written confirmation from Intrieve that testing will occur within 30 days of Union Federal's conversion to its system. Banker's Systems, which maintains Union Federal's loan documentation system, will conduct tests for Year 2000 compliance which are expected to be completed during December, 1998.

The Company's Board of Directors reviews on a monthly basis its progress in addressing Year 2000 issues and has appointed three executive officers to address all aspects of Year 2000 compliance. The Company believe that its expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $10,000. At September 30, 1998, the Company had spent approximately $6,000 in connection with Year 2000 compliance. Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that it will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

In addition to possible expenses related to its own systems and those of its service providers, Union Federal could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. Union Federal has contacted its commercial borrowers with outstanding loans in excess of $500,000 to request that they certify by the end of December, 1998 that their computer systems are, or soon will be, Year 2000 compliant. In addition, Union Federal currently require that borrowers under new commercial loans that it originates to certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because Union Federal's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, Union Federal does not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect its net earnings or cash flow.

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

Presented below, as of September 30, 1998, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis points increments, up and down 400 basis points. At September 30, 1998, 2% of the present value of Union Federal's assets was approximately $2.2 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $4.0 million at September 30, 1998. Union Federal would have been required to deduct $928,000 from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS' reporting requirements under this methodology. This amount represents an increase of $78,000 over the $850,000 calculated at December 31, 1997. Union Federal's exposure to interest rate risk results from a concentration of fixed rate mortgage loans in its portfolio.

                      Net Portfolio Value        NPV as % of PV of Assets
Change      ----------------------------------   ------------------------
in Rates    $ Amount     $ Change     % Change     NPV Ratio     Change
--------    --------     --------     --------     ---------     ------

+400 bp       24,402       -9,058          -27%     23.94%        -596 bp

+300 bp       26,948        -6,513         -19%     25.73%        -417 bp

+200 bp       29,436        -4,024         -12%     27.40%        -250 bp

+100 bp       31,709        -1,751          -5%     28.84%        -106 bp

   0 bp       33,460                                29.90%

 -100 bp      34,644         1,184           4%     30.57%         +67 bp

 -200 bp      35,698         2,438           7%     31.27%        +137 bp

 -300 bp      37,398         3,938          12%     32.10%        +220 bp

 -400 bp      39,014         5,554          17%     32.98%        +308 bp



This chart illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in a $4.0 million, or 12%, decrease in the net portfolio value of Union Federal's assets compared to a $3.9 million, or 12% decrease, at December 31, 1997. This hypothetical increase in interest rates would also result in a 250 basis point, or 2.50%, decrease in the ratio of the net portfolio value to the present value of Union Federal's assets compared to a 246 basis point, or 2.46%, decrease at December 31, 1997.

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

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

          (a)       Exhibits

                    3.1 The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-35799)

                    3.2 The Code of Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-35799)

                    10.1 The Union Community Bancorp Stock Option Plan is incorporated by reference to Exhibit A of the Registrant's Proxy Statement filed with the Commission May 15, 1998

                    10.2 Union Federal Savings and Loan Association Recognition and Retention Plan and Trust is incorporated by reference to Exhibit B of the Registrant's Proxy Statement filed with the Commission May 15, 1998

                    27        Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION COMMUNITY BANCORP

Date:         November 11, 1998              By: /s/ Joseph E. Timmons
              -----------------              -------------------------
                                                       Joseph E. Timmons
                                                       President and
                                                       Chief Executive Officer

Date:         November 11, 1998              By: /s/ Denise E. Swearingen
              -----------------              ----------------------------
                                                       Denise E. Swearingen
                                                       Treasurer

                                  EXHIBIT INDEX




EXHIBIT NO.                DESCRIPTION                                   PAGE

3.1       The  Articles  of   Incorporation   of  the  Registrant  are
          incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-35799)

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