Form 10-K
period 1998-12-31
UNION COMMUNITY BANCORP
filed 1999-03-31
CIK 1046183

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                Registrant's telephone numberincluding area code:
                                 (765) 362-2400

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, Without Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 26 1999 was $29,758,300.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 31, 1998, was 2,889,663 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page E-1
                               Page 1 of 29 Pages

                             UNION COMMUNITY BANCORP
                                    Form 10-K
                                      INDEX
                                                                            Page
Forward Looking Statement...................................................   3

                                     PART I
     Item 1     Business....................................................   3
     Item 2.    Properties..................................................  25
     Item 3.    Legal Proceedings...........................................  26
     Item 4.    Submission of Matters to a Vote of Security Holders.........  26
     Item 4.5.  Executive Officers of the Registrant........................  26
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                  Shareholder Matters.......................................  26
     Item 6.    Selected Financial Data.....................................  26
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  26
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.  26
     Item 8.    Financial Statements and Supplementary Data.................  26
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................  27
PART III
     Item 10.   Directors and Executive Officers of Registrant..............  27
     Item 11.   Executive Compensation......................................  27
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management.....................................  27
     Item 13.   Certain Relationships and Related Transactions..............  27

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K...................................  27

SIGNATURES          ........................................................  28

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

Lending Activities

      Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 77.2% of its total loan portfolio at December 31, 1998. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, and, to a limited extent, consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 11.4% and 6.8%, respectively, of Union Federal's total loan portfolio at December 31, 1998. Construction loans totaled approximately 4.3% of Union Federal's total loans as of December 31, 1998. Consumer loans, which consist of home improvement loans and passbook loans, constituted approximately .2% of Union Federal's total loan portfolio at December 31, 1998.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.


                                                                      At December 31,
                                         -------------------------------------------------------------------------
                                                1998                       1997                       1996
                                         ---------------------      --------------------      --------------------
                                                       Percent                   Percent                   Percent
                                         Amount       of Total      Amount      of Total      Amount      of Total
                                         ------       --------      ------      --------      ------      --------
                                                                         (Dollars in thousands)

TYPE OF LOAN Real estate mortgage loans:
   One-to-four-family...............     $71,823        77.19%      $62,436       76.95%      $57,031       77.46%
   Multi-family.....................      10,609        11.40        10,197       12.57        10,920       14.83
   Commercial.......................       6,355         6.83         3,627        4.47         3,593        4.88
Real estate construction loans......       3,993         4.29         4,652        5.73         1,740        2.36
Commercial loans....................          51          .06           ---          ---          ---          ---
Consumer loans .....................         213          .23           223         .28           346         .47
                                         -------       ------       -------      ------       -------      ------
     Gross loans receivable.........     $93,044       100.00%      $81,135      100.00%      $73,630      100.00%
                                         =======       ======       =======      ======       =======      ======

TYPE OF SECURITY
   One-to-four-family real estate...     $73,130        78.60%      $64,730       79.78%      $58,271       79.14%
   Multi-family real estate.........      12,037        12.93        11,172       13.77        11,520       15.65
   Commercial real estate...........       7,666         8.24         5,094        6.28         3,593        4.88
   Deposits.........................         160          .17           139         .17           246         .33
   Other............................          51          .06           ---          ---          ---          ---
                                         -------       ------       -------      ------       -------      ------
     Gross loans receivable.........      93,044       100.00        81,135      100.00        73,630      100.00
                                         =======       ======       =======      ======       =======      ======
Deduct:
Allowance for loan losses...........         362          .39           252         .31           159         .22
Deferred loan fees..................         334          .36           325         .40           356         .48
Loans in process....................       1,448         1.55         2,122        2.62           418         .57
                                         -------       ------       -------      ------       -------      ------
   Net loans receivable.............     $90,900        97.70%      $78,436       96.67%      $72,697       98.73%
                                         =======       ======       =======      ======       =======      ======
Mortgage Loans:
   Adjustable-rate..................     $19,954        21.51%     $ 20,683       25.56%      $24,238       33.07%
   Fixed-rate.......................      72,826        78.49        60,229       74.44        49,046       66.93
                                         -------       ------       -------      ------       -------      ------
     Total..........................     $92,780       100.00%      $80,912      100.00%      $73,284      100.00%
                                         =======       ======       =======      ======       =======      ======


     The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.



                                        Balance                         Due During Years Ended December 31,
                                    Outstanding at                                           2002       2004      2009       2014
                                     December 31,                                             to         to        to         and
                                         1998                 1999       2000       2001     2003       2008      2013     following
                                         ----                 ----       ----       ----     ----       ----      ----     ---------
                                                                                    (In thousands)
Real estate mortgage loans:
   Residential loans..................  $71,823                $97       $485       $237    $1,119    $22,254    $29,191    $18,440
Multi-family loans....................   10,609                ---        465        ---       285      3,826      4,269      1,764
   Commercial loans...................    6,355                ---          9          9        88      1,151      1,414      3,684
Construction loans....................    3,993                ---        914        514       ---        648      1,067        850
Commercial loans......................       51                 51        ---        ---       ---        ---        ---        ---
Loans secured by deposits.............      160                160        ---        ---       ---        ---        ---        ---
Home improvement loans................       53                  1          2         11         9         18         12        ---
                                        -------               ----     ------       ----    ------    -------    -------    -------
     Total............................  $93,044               $309     $1,875       $771    $1,501    $27,897    $35,953    $24,738
                                        =======               ====     ======       ====    ======    =======    =======    =======

      The following table sets forth, as of December 31, 1998, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                                           Due After December 31, 1999
                                                         Fixed Rates             Variable Rates                  Total
                                                         -----------             --------------                  -----
                                                                                 (In thousands)
Real estate mortgage loans:
   Residential loans.................................       $63,466                   $8,260                    $71,726
   Multi-family loans................................         4,021                    6,588                     10,609
   Commercial loans..................................         2,625                    3,730                      6,355
Construction loans...................................         2,619                    1,374                      3,993
Commercial loans.....................................           ---                      ---                        ---
Installment loans....................................           ---                      ---                        ---
Loans secured by deposits............................           ---                      ---                        ---
Home improvement loans...............................            52                      ---                         52
                                                            -------                  -------                    -------
   Total.............................................       $72,783                  $19,952                    $92,735
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

      Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 1998 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Union Federal's residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1998, approximately 21.5% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

      At December 31, 1998, approximately $71.8 million, or 77.2% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $50,000, or .07% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

      Multi-Family Loans. At December 31, 1998, approximately $10.6 million, or 11.4% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 20 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 1998 had a balance of approximately $1.0 million and was secured by 28 duplexes located in Crawfordsville, Indiana. On the same date, Union Federal had $210,000 in multi-family loans included in non-performing assets.

      Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

      Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 1998, Union Federal's largest commercial loan had an outstanding balance of $782,000 and was secured by commercial property in Crawfordsville, Indiana. At December 31, 1998, approximately $6.4 million, or 6.8% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had $89,000 or 15.7% of commercial real estate loans included in non-performing assets.

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

      Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Union Federal provides construction loans only to borrowers who commit to permanent financing on the finished project. At December 31, 1998, approximately $4.0 million, or 4.3% of Union Federal's total loan portfolio, consisted of construction loans. The largest construction loan had a balance of $914,000 on December 31, 1998 and was secured by a condominium project and golf course in Pittsboro, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

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

      Consumer Loans. Union Federal's consumer loans, consisting of passbook loans and home improvement loans, aggregated approximately $213,000 at December 31, 1998, or .2% of its total loan portfolio. Union Federal's home improvement loans generally have a fixed rate and a term of up to seven years. Union Federal's passbook loans are made up to 90% of the deposit account balance and, at December 31, 1998, accrued at a rate of 8.8%. This rate may change but will always be at least 3% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 1998, none of Union Federal's consumer loans were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

      Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 1998, Union Federal also had six loans which it originated, totaling approximately $641,000, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

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

      Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 1998, Union Federal held in its loan portfolio participations in mortgage loans aggregating $7.8 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $713,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 1998 was a $914,000 interest in a loan secured by a condominium project and golf course located in Pittsboro, Indiana.

      The following table shows Union Federal's loan origination and repayment activity during the periods indicated:



                                                                                      Year Ended December 31,
                                                                         ------------------------------------------------
                                                                         1998                  1997                  1996
                                                                         ----                  ----                  ----
                                                                                          (In thousands)
Gross loans receivable
   at beginning of period.....................................           $81,135              $73,630                 $63,024
Loans originated:
     Real estate mortgage loans:
       One-to-four family loans...............................            24,763               18,116                  19,332
       Multi-family loans.....................................             1,052                  654                   1,532
       Commercial loans.......................................             3,763                  483                      45
     Construction loans.......................................             3,163                5,284                   2,220
     Commercial loans.........................................                51                  ---                     ---
     Loans secured by deposits................................               155                  161                     322
     Home improvement loans...................................                30                   85                      36
         Total originations...................................            32,977               24,783                  23,487
Purchases (sales) of participation loans, net.................               800                  500                   1,350
Reductions:
     Principal loan repayments................................            21,853               17,541                  14,211
     Transfers from loans to real estate owned................                15                  237                      20
         Total reductions.....................................            21,868               17,778                  14,231
                                                                         -------              -------                 -------
Total gross loans receivable at
   end of period..............................................           $93,044              $81,135                 $73,630
                                                                         =======              =======                 =======

      Union Federal's residential loan originations during the year ended December 31, 1998 totaled $24.8 million, compared to $18.1 million and $19.3 million in the years ended December 31, 1997 and 1996, respectively.

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

      Non-performing Assets. At December 31, 1998, $349,000, or .3% of Union Federal's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $98,000, or .07%, of its total assets at December 31, 1997. At December 31, 1998, residential loans accounted for $50,000 of Union Federal's non-performing assets. Union Federal had no real estate owned ("REO") properties as of December 31, 1998.

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


                                                            At December 31,
                                              ------------------------------------------
                                                1998             1997              1996
                                                ----             ----              ----
                                                        (Dollars in thousands)
Non-performing assets:
   Non-performing loans.....................   $349                $52            $ 489
   Foreclosed real estate...................    ---                 46              ---
     Total non-performing assets............   $349                $98             $489

Non-performing loans to total loans.........    .38%               .07%             .67%

Non-performing assets to total assets.......    .32%               .07%             .59%

      Interest income of $30,000, $4,000 and $10,000 for the years ended December 31, 1998, 1997 and 1996, respectively, was recognized on the non-performing loans summarized above. Interest income of $33,000, $5,000 and $33,000 for the years ended December 31, 1998, 1997 and 1996, respectively, would have been recognized under the original terms of these non-performing loans.

      At December 31, 1998, Union Federal held loans delinquent from 30 to 89 days totaling approximately $423,000. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 1998, 1997 and 1996, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                              At December 31, 1998                 At December 31, 1997              At December 31, 1996
                     --------------------------------------  -----------------------------------  --------------------------------
                          30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days     90 Days or More
                     ------------------  ------------------  -----------------  ----------------  --------------  ----------------
                                Principal         Principal           Principal        Principal         Principal        Principal
                      Number    Balance    Number  Balance   Number    Balance Number   Balance  Number   Balance Number  Balance
                     of Loans   of Loans  of Loansof Loans  of Loans  of Loansof Loans of Loans of Loans of Loansof Loans of Loans
                     -------------------------------------------------------------------------------------------------------------
                                                (Dollars in thousands)
One- to four-
   family loans........   6       $406        3      $50         9     $300        4     $ 47        7     $226        8     $377
Commercial
   real estate loans...   1         17        2       89         1       48      ---      ---      ---      ---      ---      ---
Multi-family
   loans............... ---        ---        1      210         1      207      ---      ---      ---      ---        1      112
Loans secured
   by deposits......... ---        ---      ---      ---       ---      ---      ---      ---      ---      ---      ---      ---
Home improvement loans. ---        ---      ---      ---       ---      ---        1        5      ---      ---      ---      ---
                      -----       ----     ----     ----     -----     ----        -      ---     ----     ----     ----     ----
   Total...............   7       $423        6     $349        11     $555        5      $52        7     $226        9     $489
                          =       ====        =     ====        ==     ====        =      ===        =     ====        =     ====
Delinquent loans to
   total loans.........                              .85%                                 .77%                                .98%
                                                     ===                                  ===                                 ===

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

      At December 31, 1998, the aggregate amount of Union Federal's classified assets and its general and specific loss allowances were as follows:

                                                          At December 31, 1998
                                                          --------------------
                                                             (In thousands)

  Substandard assets..........................................      $840
  Doubtful assets.............................................       ---
  Loss assets.................................................       ---
                                                                   -----
      Total classified assets.................................      $840
                                                                   =====
  General loss allowances.....................................      $362
  Specific loss allowances....................................       ---
                                                                   -----
      Total allowances........................................      $362
                                                                   =====

      Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard assets at December 31, 1998, Union Federal had a multi-family loan in the amount of $491,000 that was performing. The loan was classified as substandard as a result of a regulatory examination.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 1998. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 1998.

                                                                                  Year Ended December 31,
                                                                 ------------------------------------------------------
                                                                 1998                     1997                     1996
                                                                 ----                     ----                     ----
                                                                                   (Dollars in thousands)
Balance at beginning of period............................       $252                       $159                      $111
Gross charge-offs - Multi-family loans....................                                  (72)
Provision for losses on loans.............................        110                        165                        48
   Balance end of period..................................       $362                       $252                      $159
Allowance for loan losses as a percent of
   total loans outstanding................................        .40%                       .32%                      .22%
Ratio of net charge-offs to average
   loans outstanding......................................        ---                        .10%                      ---

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.


                                                                           At December 31,
                                         ---------------------------------------------------------------------------------
                                                 1998                           1997                          1996
                                         ---------------------         -----------------------        --------------------
                                                       Percent                        Percent                       Percent
                                                      of loans                       of loans                      of loans
                                                       in each                        in each                       in each
                                                      category                       category                      category
                                                      to total                       to total                        total
                                         Amount         loans           Amount         loans           Amount        loans
                                         ------         -----           ------         -----           ------        -----
                                                                         (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     Residential...............             $75       77.19%             $  65         76.95%             $60        77.46%
     Commercial................              67        6.83                 29          4.47               13         4.88
     Multi-family..............             134       11.40                 82         12.57               75        14.83
   Construction loans..........              19        4.29                 10          5.73               11         2.36
   Commercial loans............             ---         .06
   Loans secured by deposits...             ---         .17                ---           .17              ---          .33
   Home improvement loans......             ---         .06                ---           .11              ---          .14
   Unallocated.................              67                             66           ---              ---          ---
                                           ----      ------               ----        ------             ----       ------
   Total.......................            $362      100.00%              $252        100.00%            $159       100.00%
                                           ====      ======               ====        ======             ====       ======


Investments

     Investments. Union Federal's investment portfolio generally consists of U.S. Treasury and federal agency securities, FHLB stock and an investment in Pedcor Investments - 1993 - XVI, L.P. See "--Service Corporation Subsidiary." At December 31, 1998, approximately $9.8 million, or 9.1%, of Union Federal's total assets consisted of such investments. Union Federal also had $6.2 million, or 5.7% of its assets, in interest-earning deposits as of that date.

     The amount of interest-earning deposits held by Union Federal increased significantly during 1997 as a result of the Conversion. Because the subscription offering for the Holding Company's Common Stock was oversubscribed, Union Federal delivered refund checks during the last week of December, 1997 to those subscribers whose purchase orders were not filled. Many of those checks had not cleared as of December 31, 1997, thereby increasing the amount of funds held by Union Federal in interest-bearing deposits. In addition, Union Federal invested some of the proceeds that it received from the stock offering in interest-bearing overnight accounts at the FHLB Indianapolis, which also increased the amount of its interest-bearing deposits at December 31, 1997. The amount of interest-earning deposits decreased to $6.2 million at December 31, 1998 as a result of the payment of the stock subscription of $22.7 million and increased investment in loans and investment securities during 1998.

      The following table sets forth the amortized cost and the market value of Union Federal's investment portfolio at the dates indicated.

                                                                At December 31,
                                        -----------------------------------------------------------------
                                              1998                   1997                    1996
                                        ------------------     ------------------     -------------------
                                        Amortized   Market     Amortized   Market     Amortized    Market
                                          Cost       Value       Cost       Value       Cost        Value
                                                                  (In thousands)
Investment securities held to maturity:
   U.S. Treasury.......................$     ---  $     ---    $   350    $   350      $   350    $   348
   Federal agencies....................   4,500       4,479      3,346      3,351        2,645      2,611
   Mortgage-backed securities..........   3,526       3,696      2,124      2,302        2,752      2,933
     Total investment securities
       held to maturity................   8,026       8,175      5,820      6,003        5,747      5,892
Investment in limited partnership......   1,055          (1)     1,176         (1)       1,334         (1)
FHLB stock (2).........................     745         745        708        708          580        580
                                         ------                 ------                  ------
Total investments......................  $9,826                 $7,704                  $7,661
                                         ======                 ======                  ======

(1)   Market values are not available

(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

         The  following  table sets forth the  amount of  investment  securities
(excluding mortgage-backed securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998.

                                                           Amount at December 31, 1998 which matures in
                                       ------------------------------------------------------------------------------------
                                            One Year             One Year            Five Years
                                             or Less           to Five Years        to Ten Years          After Ten Years
                                       ------------------------------------------------------------------------------------
                                       Amortized   Average  Amoritzed  Average   Amortized   Average     Amortized  Average
                                         Cost       Yield     Cost      Yield      Cost       Yield        Cost      Yield
                                       ---------   -------  ---------  -------   ---------   -------     ---------  -------
                                                                   (Dollars in thousands)

Federal agency securities.............   $100      2.47%     $1,800      6.21%      $500       6.10%      $2,100    6.63%

Mortgage-backed Securities

         The following table sets forth the composition of Union Federal's mortgage-backed securities portfolio at the dates indicated.


                                                                                    December 31,
                                                -----------------------------------------------------------------------------------
                                                            1998                        1997                        1996
                                                --------------------------  -------------------------    --------------------------
                                                Amortized  Percent  Market  Amortized  Percent Market    Amortized  Percent  Market
                                                  Cost    of Total   Value    Cost    of Total  Value      Cost    of Total   Value
                                                ---------  -------  ------  ---------  --------------    ---------  -------  ------
                                                                                   (In thousands)
Governmental National
   Mortgage Corporation....................        $991    28.1%     $1,095  $1,223    57.6%   $1,348     $1,391    50.5%    $1,511
Federal Home Loan Mortgage Corporation.....       2,395    67.9       2,464     635    29.9       691      1,039    37.8      1,103
Federal National
   Mortgage Corporation....................         123     3.5         120     243    11.4       240        294    10.7        291
Other......................................          17      .5          17      23     1.1        23         28     1.0         28
                                                 ------   -----      ------  ------   -----    ------     ------   -----     ------
   Total mortgage- backed securities.......      $3,526   100.0%     $3,696  $2,124   100.0%   $2,302     $2,752   100.0%    $2,933
                                                 ======   =====      ======  ======   =====    ======     ======   =====     ======

         The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998.

                                                                        Amount at December 31, 1998 which matures in
                                                   ------------------------------------------------------------------------------
                                                          One Year                    One Year to                 After
                                                           or Less                     Five Years               Five Years
                                                   -----------------------      -----------------------    ----------------------
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average    Amortized      Average
                                                     Cost           Yield         Cost           Yield       Cost          Yield
                                                   ---------      --------      ---------      --------    ---------     --------
                                                                             (Dollars in thousands)
Mortgage-backed securities......................       $37          7.00%           $11           8.95%     $3,478         7.44%


      The   following   table  sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 1998, 1997 and 1996.
                                          For the Year Ended
                                             December 31,
                                -----------------------------------------
                                  1998           1997              1996
                                 ------          ------            ------
                                           (In thousands)
Beginning balance..........      $2,124          $2,752            $3,423
Purchases..................       2,004             ---               ---
Repayments.................        (607)           (639)             (676)
Premium and discount
   amortization, net.......           5              11                 5
                                 ------          ------            ------
Ending balance.............      $3,526          $2,124            $2,752
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

      An analysis of Union Federal's deposit accounts by type, maturity, and rate at December 31, 1998, is as follows:

                                                                    Minimum        Balance at                          Weighted
                                                                    Opening       December 31,          % of            Average
Type of Account                                                     Balance           1998            Deposits           Rate
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts..............................  $      10              $3,410            5.26%            4.00%
   Variable rate, money market................................         10              10,794           16.65             4.87
   NOW accounts and other transaction accounts................        500               1,845            2.84             1.93
                                                                                      -------          ------
     Total withdrawable.......................................                         16,049           24.75             4.35

Certificates (original terms):
   3 months or less...........................................      1,000                 101             .16             4.13
   6 months...................................................      1,000               3,186            4.91             4.75
   12 months..................................................      1,000               3,931            6.06             5.41
   18 months..................................................      1,000               8,055           12.42             5.57
   24 months..................................................      1,000               5,444            8.40             5.79
   30 months..................................................      1,000               8,990           13.86             5.78
   36 months .................................................      1,000               3,468            5.35             5.89
   48 months..................................................      1,000                 509             .78             5.99
   60 months..................................................      1,000               5,762            8.89             6.08
Jumbo certificates - $100,000 and over........................    100,000               9,351           14.42             6.00
                                                                                      -------          ------
Total certificates............................................                         48,797           75.25             5.73
                                                                                      -------          ------
Total deposits................................................                        $64,846          100.00%            5.39%
                                                                                      =======          ======

      The following table sets forth by various interest rate categories the composition of time deposits of Union Federal at the dates indicated:


                                              At December 31,
                                  1998             1997               1996
                                  ----------------------------------------
(In thousands)
4.00 to 4.99%..............     $  4,193       $   3,622          $   4,760
5.00 to 5.99%..............       27,459          19,245             19,400
6.00 to 6.99%..............       17,119          22,894             20,954
7.00 to 7.99%..............           26             420              1,941
                                 -------         -------            -------
   Total...................      $48,797         $46,181            $47,055
                                 =======         =======            =======


     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1998. Matured certificates, which have not been renewed as of December 31, 1998, have been allocated based upon certain rollover assumptions.



                                       Amounts at December 31, 1998 Maturing In
                     ----------------------------------------------------------------------------
                     One Year                 Two                  Three             Greater Than
                      or Less                Years                 Years              Three Years
                      -------                -----                 -----              -----------
                                                    (In thousands)
4.00 to 4.99%....    $  3,482            $     711
5.00 to 5.99%....      15,086                7,831                $2,882                $1,660
6.00 to 6.99%....      10,481                4,148                   775                 1,714
7.00 to 7.99%....          10                   17                   ---                   ---
                      -------              -------                ------                ------
   Total.........     $29,059              $12,707                $3,657                $3,374
                      =======              =======                ======                ======

     The  following   table  indicates  the  amount  of  Union  Federal's  other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                         At December 31, 1998
                                                         --------------------
     Maturity Period                                        (In thousands)
     Three months or less..............................          $2,707
     Greater than three months through six months......           1,259
     Greater than six months through twelve months.....           1,985
     Over twelve months................................           3,400
                                                                 ------
          Total........................................          $9,351
                                                                 ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that Union Federal offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          DEPOSIT ACTIVITY
                                        -----------------------------------------------------------------------------------------
                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1998       Deposits     1997       1997       Deposits     1996       1996     Deposits
                                            ----       --------     ----       ----       --------     ----       ----     --------
                                                                       (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts......      $3,410        5.26%   $(1,169)  $  4,579         7.35%   $   712     $3,867        6.40%
   Variable rate, money market........      10,794       16.65      1,669      9,125        14.66        510      8,615       14.25
   NOW accounts and other
     transaction accounts.............       1,845        2.84       (528)     2,373         3.81      1,474        899        1.49
                                           -------      ------     ------    -------       ------     ------    -------      ------
     Total withdrawable...............      16,049       24.75        (28)    16,077        25.82      2,696     13,381       22.14
Certificates (original terms):
   3 months...........................         101         .16                   101          .16        (48)       149         .25
   6 months...........................       3,186        4.91       (592)     3,778         6.07       (489)     4,267        7.06
   12 months..........................       3,931        6.06     (1,546)     5,477         8.80        244      5,233        8.66
   18 months..........................       8,055       12.42         69      7,986        12.83       (204)     8,190       13.55
   24 months..........................       5,444        8.40        270      5,174         8.31        678      4,496        7.44
   30 months..........................       8,990       13.86      2,375      6,615        10.62      1,133      5,482        9.07
   36 months .........................       3,468        5.35       (386)     3,854         6.19     (1,344)     5,198        8.60
   48 months..........................         509         .78        188        321          .52        (55)       376         .62
   60 months..........................       5,762        8.89        (53)     5,815         9.34       (793)     6,608       10.93
Jumbo certificates....................       9,351       14.42      2,291      7,060        11.34          4      7,056       11.68
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total certificates....................      48,797       75.25      2,616     46,181        74.18       (874)    47,055       77.86
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total deposits........................     $64,846      100.00%    $2,588    $62,258       100.00%    $1,822    $60,436      100.00%
                                           =======      ======     ======    =======       ======     ======    =======      ======

     Total deposits at December 31, 1998 were approximately $64.8 million, compared to approximately $60.4 million at December 31, 1996. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

      Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 1998, Union Federal had borrowings in the amount of $772,000 from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2004. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $1.0 million under a note payable that is not included in the following table. See "--Service Corporation Subsidiary."

      The following table presents certain information relating to Union Federal's borrowings at or for the years ended December 31, 1998, 1997 and 1996.


                                                                        At or for the Year
                                                                        Ended December 31,
                                                              1998             1997              1996
                                                              ---------------------------------------
                                                                    (Dollars in thousands)
FHLB Advances:
     Outstanding at end of period....................         $772          $2,373             $6,482
     Average balance outstanding for period..........          873           5,748              3,566
     Maximum amount outstanding at any
       month-end during the period...................        1,272           6,873              6,482
     Weighted average interest rate
       during the period.............................         5.84  %         5.90%              5.36  %
     Weighted average interest rate
       at end of period..............................         5.71  %         5.71%              5.52  %

Return on Equity and Assets
                                                              1998             1997              1996
                                                              ---------------------------------------
     Return on assets (net income
        divided by average total assets).............         1.82  %         1.38%              1.13  %
     Return on equity (net income
        divided by average equity)...................         4.65            8.10               6.54
     Dividend payout ratio (dividends
        per share divided by net
        income per share)............................        50.71             ---                ---
     Equity to assets ratio (average
        equity divided by average
        total assets)................................        39.24           17.03              17.31

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

      UFS committed to invest approximately $1.8 million in Pedcor at the inception of the project in November, 1993. Through December 31, 1998, UFS had invested cash of approximately $789,000 in Pedcor with five additional annual capital contributions remaining to be paid in January of each year through January, 2004, totaling $1,021,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor, and Pedcor currently owes Union Federal $772,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

       UFS transfers the tax credits resulting from Pedcor's operation of the Project to Union Federal. These tax credits will be available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize available tax credits during the carry forward period. Additionally, Pedcor has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor, which at December 31, 1998, was $1.1 million. As of December 31, 1998, 98% of the units in the Project were occupied, and all of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor.

      The following summarizes UFS's equity in Pedcor's losses and tax credits recognized in Union Federal's consolidated financial statements.



                                                           Year Ended December 31,
                                                     ---------------------------------
                                                     1998            1997         1996
                                                     ----            ----         ----
                                                                (In Thousands)
Investment in Pedcor:
   Net of equity in losses..................        $1,055          $1,176       $1,334

Equity in losses, net
   of income tax effect.....................       $   (73)         $  (95)      $ (104)
Tax credit..................................           178             178          178
Increase in after-tax net income from
   Pedcor investment........................        $  105          $   83       $   74

Employees

      As of December 31, 1998, Union Federal employed 14 persons on a full-time basis. Union Federal does not have any part-time employees. None of Union Federal's employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

                                   COMPETITION

      Union Federal originates most of its loans to and accepts most of its deposits from residents of Montgomery County, Indiana. Union Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Montgomery County with significantly larger resources than are available to Union Federal. In total, there are 12 other financial institutions located in Montgomery County, including eight banks, two credit unions and two other savings associations. Union Federal also competes with money market funds with respect to deposit accounts.

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

                                   REGULATION

General

      As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. Union
Federal's semi- annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $16,000.

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

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) See "--Qualified Thrift Lender." At December 31, 1998, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

      As a member, Union Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1998, Union Federal's investment in stock of the FHLB of Indianapolis was $745,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1998, dividends paid by the FHLB of Indianapolis to Union Federal totaled approximately $59,000, for an annual rate of 8.0%.

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

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. This amendment becomes effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1998, Union Federal was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, Union Federal would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. Union Federal nevertheless measure its interest rate risk in conformity with the OTS regulation and, as of December 31, 1998, Union Federal would have been required to deduct $1.4 million from its total capital available to calculate its risk-based capital requirement. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

Prompt Corrective Regulatory Action.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequatelycapitalized, under capitialized, significantly undercapitalzied, and critically undercapitalized. At December 31, 1998, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and Union Federal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS recently adopted a regulation, which becomes effective on April 1, 1999, that revises the current restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the current requirement that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 1998, Union Federal's retained net income standard was approximately $3.1 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Union Federal is a subsidiary of a savings and loan holding company, this latter provision will require, at a minimum, that Union Federal file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

         In addition to these regulatory restrictions, Union Federal's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires Union Federal to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits Union Federal from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

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

Loans to One Borrower

      Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1998, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If Union Federal maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1998, Union Federal was in compliance with its QTL requirement, with approximately 90.04% of its assets invested in QTIs.

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

Item 2.   Properties.

         The following table provides certain information with respect to Union Federal's office as of December 31, 1998:

                                                                                                 Net Book
                                                                                                 Value of
                                                                                                 Property,            Approximate
    Description                  Owned or           Year            Total           Furniture &             Square
    and Address                   leased           Opened         Deposits           Fixtures               Footage
    -----------                   ------           ------         --------           --------               -------
                                                           (Dollars in thousands)
221 East Main Street               Owned            1913           $64,846             $355                 19,065
Crawfordsville, Indiana 47933

      Union Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Union Federal's electronic data processing equipment was approximately $2,200 at December 31, 1998.

      Union Federal has also contracted for data processing and reporting services from Intrieve, Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $5,500 per month.

      Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $1,100 per month.

      Union Federal also receives income from leasing office space on the second floor of its building and parking spaces located behind its building. Union Federal's gross income from renting the office space was $28,000 for fiscal year ended December 31, 1998 and December 31, 1997. Union Federal's gross income from renting the parking spaces was approximately $10,000 for the fiscal year ended December 31, 1998 and approximately $9,000 for the year ended December 31, 1997.

Item 3.  Legal Proceedings.

         Although Union Federal is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which it presently is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1998.

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

         Joseph E. Timmons (age 64) has served as President and Chief Executive Officer of the Holding Company since 1997, of Union Federal since 1974 and of UFS Service Corp. since its inception in 1994. He has been an employee of Union Federal since 1954.

         Denise E. Swearingen (age 40) has served as the Holding Company's Secretary and Treasurer since 1997 and as Union Federal's Secretary and Controller/Treasurer since 1995. She has worked for Union Federal since 1983.

         Ronald L. Keeling (age 47) has served as the Holding Company's Vice President since 1997, as Union Federal's Vice President and Assistant Secretary since 1984 and as Senior Loan Officer since 1979. He has worked for Union Federal since 1971.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 42 of the Holding Company's 1998 Shareholder Annual Report (the "Shareholder Annual Report").

Item 6.  Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 2 and 3 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 3 through 18 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

         The information required by this item is incorporated by reference to pages 16 through 18 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 19 through 39 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information required by this item with respect to Directors is incorporated by reference to pages 2 to 4 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held April 21, 1999 (the
"1999 Proxy Statement"). The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11.      Executive Compensation.

      The information required by this item with respect to Directors is incorporated by reference to pages 5 to 7 of the Holding Company's 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item with respect to Directors is incorporated by reference to pages 3 to 4 of the Holding Company's 1999 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

      The information required by this item with respect to Directors is incorporated by reference to page 7 of the Holding Company's 1999 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

                                                                   Annual Report
                                                                      Page No.
                                                                      --------
         Financial Statements                                           19
         Consolidated Balance Sheet at December 31, 1998, and 1997      20
         Consolidated Statement of Income for the Years Ended
         December 31, 1998, 1997, and 1996                              21
         Consolidated Statement of Shareholders'
         Equity for the Years Ended
         December 31, 1998, 1997, and 1996.                             22
         Consolidated Statement of Cash Flows for the Years
         Ended December 31, 1998, 1997, and 1996                        23
         Notes to Consolidated Financial Statements                     24

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

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

                                            UNION COMMUNITY BANCORP


Date:  March 29, 1999                       By: /s/ Joseph E. Timmons
                                            ------------------------------------
                                            Joseph E. Timmons, President and
                                            Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 1999.

     Signatures                          Title                    Date

(1)  Principal Executive Officer:



     /s/ Joseph E. Timmons                                  )
     ---------------------------                            )
     Joseph E. Timmons               President and          )
                                     Chief Executive Officer)
                                                            )
                                                            )
(2)  Principal Financial and                                )
     Accounting Officer:                                    )
                                                            )
                                                            )
                                                            )
     /s/ Denise E. Swearingen        Treasurer              )
     ---------------------------                            )
     Denise E. Swearingen                                   )
                                                            )
                                                            )  March 29, 1999
                                                            )
(3)  The Board of Directors:                                )
                                                            )
                                                            )
     /s/ Philip L. Boots             Director               )
     Philip L. Boots                                        )
                                                            )
                                                            )
     /s/ Marvin L. Burkett           Director               )
     ---------------------------                            )
     Marvin L. Burkett                                      )
                                                            )
                                                            )
     /s/ Phillip E. Grush            Director               )
     ---------------------------                            )
     Phillip E. Grush                                       )
                                                            )
                                                            )
     /s/ Samuel H. Hillenbrand                              )
     ---------------------------                            )
     Samuel H. Hillenbrand           Director               )
                                                            )
                                                            )

     /s/ John M. Horner              Director               )
     ---------------------------                            )
     John M. Horner                                         )
                                                            )
                                                            )   March 29, 1999
     /s/ Harry A. Siamas             Director               )
     ---------------------------                            )
     Harry A. Siamas                                        )
                                                            )
                                                            )
     /s/ Joseph E. Timmons           Director               )
     ---------------------------                            )
     Joseph E. Timmons                                      )
                                                            )

                                  EXHIBIT INDEX

Exhibit No.       Description

         3(1) Registrant's Articles of Incorporation are incorporated by reference to to Exhibit 3(1) to the Registration Statement

         (2) Registrant's Code of By-Laws is incorporated by reference to to Exhibit 3(2) to the Registration Statement

         10(4) Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement

         (5) Employment Agreement between Union Federal Savings and Loan Association and Joseph E. Timmons incorporated by reference to to Exhibit 10(5) to the Registration Statement

         (6) Exempt Loan and Share Purchase Agreement between Trust under Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement and Union Community Bancorp

         13       1998 Shareholder Annual Report

         21       Subsidiaries of the Registrant

         23       Consent of independent certified public accountants

         27       Financial Data Schedule (filed electronically)