Form 10-Q
period 1999-03-31
UNION COMMUNITY BANCORP
filed 1999-05-17
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification  Number)

                              221 East Main Street
                          Crawfordsville, Indiana 47933
                    (Address of principal executive offices,
                               including Zip Code)

                                 (765) 362-2400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31,1999 was 2,779,663.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
FORWARD LOOKING STATEMENT
3
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance
                  Sheet as of March 31, 1999 and December 31, 1998
                  (Unaudited)                                                  4

                  Consolidated Condensed Statement of Income for
                  the three months ended March 31, 1999 and 1998
                  (Unaudited)                                                  5

                  Consolidated Condensed Statement of Shareholders'
                  Equity for the three months ended March 31, 1999
                  (Unaudited)                                                  6

                  Consolidated  Condensed  Statement of
                  Cash Flows for the three
                  months ended March 31, 1999 and 1998
                  (Unaudited)                                                  7

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements                                         8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                       8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               12
Item 2.       Changes in Securities                                           12
Item 3.       Defaults Upon Senior Securities                                 12
Item 4.       Submission of Matters to a Vote of Security Holders             12
Item 5.       Other Information                                               12
Item 6.       Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                    13

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                                                                                         March 31,              December 31,
                                                                                           1999                     1998
                                                                                  ------------------------ -------------------------
    Assets
         Cash                                                                     $           91,504       $          32,153
         Interest-bearing demand deposits                                                  3,059,277               6,158,927
                                                                                  ------------------------ -------------------------
             Cash and cash equivalents                                                     3,150,781               6,191,080
         Investment securities
             Available for sale                                                              779,211
             Held to maturity                                                              8,285,939               8,026,162
                                                                                  ------------------------ -------------------------
                  Total investment securities                                              9,065,150               8,026,162
         Loans, net of allowance for loan losses of $377,258 and $362,258                 96,436,381              90,900,269
         Premises and equipment                                                              367,242                 355,194
         Federal Home Loan Bank stock                                                        744,500                 744,500
         Investment in limited partnership                                                 1,030,109               1,055,109
         Interest receivable                                                                 737,676                 714,691
         Other assets                                                                        225,312                 174,687
                                                                                  ------------------------ -------------------------

             Total assets                                                              $ 111,757,151          $  108,161,692
                                                                                  ======================== =========================

    Liabilities
         Deposits
             Noninterest-bearing                                                     $     1,276,392       $         656,796
             Interest-bearing                                                             66,184,757              64,188,836
                                                                                  ------------------------ -------------------------
                  Total deposits                                                          67,461,149              64,845,632
         Federal Home Loan Bank advances                                                   2,658,526                 772,226
         Note payable                                                                        837,442               1,020,642
         Interest payable                                                                     90,354                 109,337
         Dividends payable                                                                   273,692                 270,567
         Other liabilities                                                                   964,859                 612,427
                                                                                  ------------------------ -------------------------
             Total liabilities                                                            72,286,022              67,630,831
                                                                                  ------------------------ -------------------------

    Commitments and Contingent Liabilities




    Shareholders' Equity
         Preferred stock, no-par value
             Authorized and unissued - 2,000,000 shares
         Common stock, no-par value
             Authorized - 5,000,000 shares
             Issued and outstanding - 2,779,663 and 2,889,663 shares                      27,124,905              28,193,644
         Retained earnings                                                                15,633,229              15,708,073
         Accumulated other comprehensive income                                                  412
         Unearned employee stock ownership plan ("ESOP") shares                           (1,074,163)             (1,730,736)
         Unearned recognition and retention plan ("RRP") shares                           (1,583,254)             (1,640,120)
                                                                                  ------------------------ -------------------------
             Total shareholders' equity                                                   39,471,129              40,530,861
                                                                                  ------------------------ -------------------------

             Total liabilities and shareholders' equity                               $  111,757,151           $ 108,161,692
                                                                                  ======================== =========================

    See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)



                                                                            Three Months Ended
                                                                                 March 31
                                                                  ------------------- -------------------
                                                                         1999                 1998
                                                                  ------------------- -------------------
    Interest and Dividend Income
         Loans                                                       $  1,816,349       $  1,631,366
         Investment securities                                            141,532            106,840
         Dividends on Federal Home Loan Bank stock                         14,686             13,960
         Deposits with financial institutions                              49,045            261,553
                                                                  ------------------- -------------------
             Total interest and dividend income                         2,021,612          2,013,719
                                                                  ------------------- -------------------

    Interest Expense
         Deposits                                                         859,225            804,523
         Federal Home Loan Bank advances                                   11,414             16,764
                                                                  ------------------- -------------------
             Total interest expense                                       870,639            821,287
                                                                  ------------------- -------------------

    Net Interest Income                                                 1,150,973          1,192,432
         Provision for loan losses                                         15,000
                                                                  ------------------- -------------------
    Net Interest Income After Provision for Loan Losses                 1,135,973          1,192,432
                                                                  ------------------- -------------------

    Other Income (Losses)
         Equity in losses of limited partnerships                         (25,000)          (25,000)
         Other income                                                      13,779             14,516
                                                                  ------------------- -------------------
             Total other losses                                           (11,221)          (10,484)
                                                                  ------------------- -------------------

    Other Expenses
         Salaries and employee benefits                                   266,869            218,184
         Net occupancy expenses                                             7,167              4,901
         Equipment expenses                                                 7,883              7,462
         Deposit insurance expense                                         11,221              9,711
         Legal and professional fees                                       34,549             19,890
         Other expenses                                                   131,202             79,494
                                                                  ------------------- -------------------
             Total other expenses                                         458,891            339,642
                                                                  ------------------- -------------------

    Income Before Income Tax                                              665,861            842,306
         Income tax expense                                               230,736            305,382
                                                                  ------------------- -------------------

    Net Income                                                        $   435,125       $    536,924
                                                                  =================== ===================

    Basic Earnings per Share                                            $  .17              $  .19
                                                                  =================== ===================

    Diluted Earnings per Share                                          $  .17              $  .19
                                                                  =================== ===================




    See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)




                                                                                 Accumulated
                                 Common Stock                                     Other       Unearned
                            -----------------------
                              Shares                Comprehensive  Retained   Comprehensive      ESOP       Unearned
                           Outstanding     Amount       Income     Earnings       Income        Shares     Compensation    Total
                           -------------- --------- ------------- ----------- --------------- ----------- ------------- -----------

Balances, January 1, 1999    2,889,663   $28,193,644                15,708,073                (1,730,736) (1,640,120)   $40,530,861
  Comprehensive income
    Net income for the                                 $ 435,125       435,125                                              435,125
      period
    Other comprehensive
        income, net of tax
      Unrealized gains on
        securities                                           412                  $ 412                                         412
                                                    =============
  Comprehensive income                                 $ 435,537
                                                    =============
  Cash dividends
      (.105 per share)                                               (273,692)                                             (273,692)
  Purchase of common  stock  (110,000)   (1,073,416)                 (236,277)                                           (1,309,693)
  Amortization of unearned
compensation expense                                                                                            56,866       56,866
  ESOP shares earned             4,677         4,677                                                                         31,250
                                                                                              26,573
                            ----------- -----------               ----------- --------------- ----------- ------------ -----------
Balances, March 31, 1999     2,779,663   $27,124,905               $15,633,229    $ 412       $(1,704,163)$(1,583,254)  $39,471,129
                            =========== ===========               =========== =============== =========== ============ ============

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ---------------- ---------------
                                                                             1999             1998
                                                                        ---------------- ---------------
    Operating Activities
         Net income                                                       $   435,125     $    536,924
         Adjustments to reconcile net income to net
           cash provided (used) by  operating activities
           Provision for loan losses                                           15,000
           Depreciation and amortization                                        7,798            7,170
           Investment securities accretion, net                                (3,405)          (3,524)
           Equity in losses of limited partnerships                            25,000           25,000
           Amortization of unearned compensation expense                       56,866
           ESOP shares earned                                                  31,250           40,155
           Net change in:
             Interest receivable                                              (22,985)          86,454
             Interest payable                                                 (18,983)         (35,614)
             Other assets                                                      47,301           (5,811)
             Other liabilities                                                231,737          202,136
                                                                        ---------------- ---------------
                  Net cash provided by operating activities                   804,704          852,890
                                                                        ---------------- ---------------

    Investing Activities
         Investment securities
             Purchase of securities available for sale                       (778,529)
             Purchase of securities held to maturity                         (815,000)      (3,394,375)
             Proceeds from maturities of securities held
               to maturity and paydowns of
               mortgage- backed securities                                    558,628        1,138,336
         Net changes in loans                                              (5,648,458)      (4,472,333)
         Purchases of property and equipment                                  (19,846)          (1,946)
         Other investing activities                                              (850)
                                                                        ---------------- ---------------
                  Net cash used by investing activities                 (6,704,055)         (6,730,318)

                                                                        ---------------- ---------------

    Financing Activities
         Net change in
           Interest-bearing demand and savings deposits                     3,134,450         (648,366)
           Certificates of deposit                                           (518,933)         280,662
           Stock subscription escrow accounts                                              (22,687,104)
         Proceeds from borrowings                                           2,000,000
         Repayment of borrowings                                             (296,900)      (1,780,225)
         Cash dividends                                                      (270,567)
         Repurchase of common stock                                        (1,309,693)
         Net change in advances by borrowers for taxes and insurance          120,695          130,565
                                                                        ---------------- ---------------
                  Net cash provided (used) by financing activities          2,859,052      (24,704,468)
                                                                        ---------------- ---------------

    Net Change in Cash and Cash Equivalents                                (3,040,299)     (30,581,896)

    Cash and Cash Equivalents, Beginning of Period                          6,191,080       44,780,827
                                                                        ---------------- ---------------

    Cash and Cash Equivalents, End of Period                             $  3,150,781    $
                                                                                            14,198,931
                                                                        ================ ===============

    Additional Cash Flows Information
         Interest paid                                                       $889,622         $861,429
         Income tax paid                                                       38,610           25,400


    See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1998 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                             Three Months Ended                           Three Months Ended
                                               March 31, 1999                                March 31, 1998
                                               --------------                                   --------
                                                  Weighted                                      Weighted
                                                   Average        Per Share                     Average      Per Share
                                     Income        Shares           Amount         Income        Shares        Amount
Basic earnings per share
  Income available to common
  shareholders                     $    435,125    2,595,026      $     .17       $  536,924   2,859,116     $       .19
                                                                 ===========                                =============

Effect of dilutive RRP awards
and stock options
                                  -------------- ---------------                ------------- -------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                        $    435,125    2,595,026     $      .17       $  536,924     2,859,116   $       .19
                                  ============== =============== ===========    ============= ============= =============



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition

Total assets increased $3.6 million, or 3.3%, to $111.8 million at March 31, 1999, from $108.2 million at December 31, 1998. The increase was primarily due to loan growth of $5.5 million offset by a decrease in cash and cash equivalents of $3.0 million. Net loans increased by 6.1% to $96.4 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending. Investment securities available for sale and held to maturity also increased by $1.0 million, or 12.9% during the first quarter of 1999.

Deposits increased by $2.6 million to $67.5 million during the first quarter of 1999. Demand and savings deposits increased $3.1 million, or 19.5%, from December 31, 1998 to March 31, 1999 primarily due to an increase in money market savings of $2.5 million. Certificates of deposit decreased $519,000, or 1.1%, during this period.

Borrowed funds increase by $1.7 million, or 95.0%, from December 31, 1998 to March 31, 1999. The increase in total borrowed funds resulted from an increase in FHLB advances of $1.9 million and a decrease in the note payable to a limited partnership of $184,000. The increases in borrowings were primarily used to fund loan growth.

Stockholder's equity decreased $1.1 million to $39.5 million at March 31, 1999. The decrease was primarily due to stock repurchases of $1.3 million and cash dividends of $274,000. These decreases were offset by net income for three months ended March 31, 1999 of $435,000, Employee Stock Ownership Plan shares earned of $31,000 and unearned compensation amortization of $57,000.


Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

Net income decreased $102,000, or 19.0%, from $537,000 for the three months ended March 31, 1998 to $435,000 for the three months ended March 31, 1999. The decreases were primarily attributable to a decline in the Company's net interest income and increases in non-interest expenses. The return on average assets was 1.60% and 1.99 % for the three months ended March 31, 1999 and 1998, respectively.

Interest income remained relatively constant at approximately $2.0 million for the three months ended March 31, 1999 and 1998. Interest expense increased $50,000, or 6.1%, from $821,000 for the three months ended March 31, 1998 to $871,000 for the same period in 1999. As a result, net interest income for the three months ended March 31, 1999 amounted to $1,151,000, a 3.4% decrease from the first quarter of 1998. The Company's net interest margin decreased from 4.5% for the first quarter of 1998 to 4.3% for the comparable period in 1999.

The provision for loan losses made for the three months ended March 31, 1999 was $15,000 as compared to no provision for the same period in 1998. The 1999 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other losses were $11,000 for the three months ended March 31, 1999 compared to $10,000 for the same period in 1998. Other losses included the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the three months ended March 31, 1999 and 1998.

Salaries and employee benefits were $267,000 for the three months ended March 31, 1999 compared to $218,000 for the 1998 period, and increase of $49,000, or 22.5%. This increase was primarily due to compensation expense related to the management recognition and retention plan that began effective on June 30, 1998. Other expenses, consisting primarily of expenses related to service center fees, advertising, directors' fees, supervisory examination fees, supplies, and postage increased approximately $51,000 for three months ended March 31, 1999 compared to the same period in 1998. The increase in other expenses was primarily due to $35,000 of non-recurring expenses related to the Company's data processing conversion during the first quarter of 1999.

Income tax expense decreased $75,000, or 24.4%, for the three months ended March 31, 1999 compared to the same period in 1998. The decrease was directly related to the decrease in taxable income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had no loans classified as special mention as of March 31, 1999 while there were 1.2 million of special mention loans at December 31, 1998. In addition, Union Federal had $983,000 and $840,000 of loans classified as substandard at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 and December 31, 1998, no loans were classified as doubtful or loss. At March 31, 1999, and December 31, 1998, respectively, $494,000 and $349,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $377,000 or .4% of loans at March 31, 1999 as compared to $362,000 or .4% of loans at December 31, 1998.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 1999, Union Federal had liquid assets of $5.0 million and a liquidity ratio of 7.2%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Year 2000 Compliance

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. The Company is addressing the potential problems associated with the possibility that the computers that it uses to control its operating systems, facilities and infrastructure may not be programmed to read four-digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which could cause computer systems to generate erroneous data or to fail.

The Company is actively monitoring its compliance with making its computer equipment and other information systems Year 2000 compliant. During the first week of March 1999, the Company switched its electronic data service provider from On-Line Financial Services, Inc. in Oak Brook, Illinois to Intrieve Incorporated ("Intrieve"), located in Cincinnati, Ohio. The Company changed data service providers in order to improve the quality of its computer and networking technology. Testing conducted during the second week of March 1999 indicates that the data that the Company maintains on Intrieve's system is Year 2000 compliant. The Company incurred expenses of approximately $35,000 in converting its data processing to Intrieve's system. It is not expected that data processing expense incurred by the Company in the future will differ materially from prior periods. Bankers' Systems, which maintains the Company's loan documentation system, conducted tests during December 1998 that indicated that its systems are Year 2000 compliant. The Company will continue to conduct tests during the remainder of 1999 to ensure that its data processing and information systems are Year 2000 compliant.


The Company has also contacted the approximately 49 companies that supply or service its material operations requesting that they certify by December 31, 1998 that they have plans to make their respective systems Year 20000 compliant. The Company received responses from 29 of these companies confirming that their systems are Year 2000 compliant. Follow up letters have been delivered to the parties that did not respond to this initial inquiry and, in some cases, the Company has contacted them by telephone requesting confirmation that their systems are Year 2000 compliant. A deadline of May 1, 1999 has been established for vendors to respond to this second inquiry. Notwithstanding these efforts that the Company has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

The Company's Board of Directors reviews on a monthly basis its progress in addressing Year 2000 issues and has appointed three executive officers to address all aspects of Year 2000 compliance. The Company believes that its expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $10,000. At March 31, 1999, the Company had spent approximately $5,000 in connection with Year 2000 compliance. Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that it will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. The Company has contacted the approximately 18 commercial borrowers with outstanding loans in excess of $500,000 for confirmation that, by June 1, 1999, their computer systems are, or soon will be, Year 2000 compliant. In addition, the Company requires that borrowers under new commercial loans that it originates certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Company does not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect its net earnings or cash flow.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 1999 and 1998, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                        March 31, 1999
                        --------------

                      Net Portfolio Value             NPV as % of PV of Assets
   Changes
  In Rates  $ Amount      $ Change      % Change    NPV Ratio    Change
  --------  --------      ---------     --------    ---------    ------
+300 bp      24,988        -8,461       -25%         24.05%       -548 bp
+200 bp      28,053        -5,395       -16%         26.15%       -338 bp
+100 bp      30,920        -2,528        -8%         28.00%       -153 bp
   0 bp      33,448                                  29.53%
-100 bp      35,528         2,079         6%         30.72%       +119 bp
-200 bp      37,460         4,012        12%         31.78%       +225 bp
-300 bp      39,575         6,126        18%         32.90%       +337 bp






                           March 31, 1998
                           --------------

                         Net Portfolio Value           NPV as % of PV of Assets
   Changes
  In Rates  $ Amount         $ Change         % Change    NPV Ratio    Change
  --------  --------         ---------        --------    ---------    ------
+300 bp      27,251           -7,190            -21%       26.46%     -460 bp
+200 bp      29,801           -4,640            -13%       28.07%     -289 bp
+100 bp      32,253           -2,188             -6%       29.63%     -133 bp
   0 bp      34,441                                        30.96%
-100 bp      35,991            1,550              5%       31.85%      +89 bp
-200 bp      36,727            2,287              7%       32.23%     +127 bp
-300 bp      37,501            3,060              9%       32.63%     +167 bp





The analysis at March 31, 1999 indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1998.



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

Item 5.       Other Information.

              None.







Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended March 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNION COMMUNITY BANCORP

Date:         May 13, 1999                   By: /s/ Joseph E. Timmons
              ------------                   -------------------------

                                                       Joseph E. Timmons
                                                       President and
                                                       Chief Executive Officer

Date:         May 13, 1999                   By: /s/ Denise E. Swearingen
              ------------                   ----------------------------

                                                       Denise E. Swearingen
                                                       Treasurer