Form 10-Q
period 1999-06-30
UNION COMMUNITY BANCORP
filed 1999-08-13
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 1999 was 2,736,763.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
FORWARD LOOKING STATEMENT                                                      3
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance
                  Sheet (Unaudited)                                            4

                  Consolidated Condensed Statement of Income
                  (Unaudited)                                                  5

                  Consolidated Condensed Statement of Shareholders'
                  Equity (Unaudited)                                           6

                  Consolidated Condensed Statement of Cash Flows
                  (Unaudited)                                                  7

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements                                         8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                       9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               14
Item 2.       Changes in Securities                                           14
Item 3.       Defaults Upon Senior Securities                                 14
Item 4.       Submission of Matters to a Vote of Security Holders             14
Item 5.       Other Information                                               14
Item 6.       Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                    15

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                         June 30,               December 31,
                                                                                           1999                     1998
                                                                                  ------------------------ -------------------------
    Assets
         Cash                                                                      $         144,533       $          32,153
         Interest-bearing demand deposits                                                  2,568,305               6,158,927
                                                                                  ------------------------ -------------------------
             Cash and cash equivalents                                                     2,712,838               6,191,080
         Investment securities
             Available for sale                                                              867,670
             Held to maturity                                                              7,988,957               8,026,162
                                                                                  ------------------------ -------------------------
                  Total investment securities                                              8,856,627               8,026,162
         Loans, net of allowance for loan losses of $392,258 and $362,258                 99,296,236              90,900,269
         Premises and equipment                                                              369,965                 355,194
         Federal Home Loan Bank stock                                                        848,700                 744,500
         Investment in limited partnership                                                 1,002,609               1,055,109
         Interest receivable                                                                 647,436                 714,691
         Other assets                                                                        113,416                 174,687
                                                                                  ------------------------ -------------------------

             Total assets                                                             $  113,847,827          $  108,161,692
                                                                                  ======================== =========================

    Liabilities
         Deposits
             Noninterest-bearing                                                    $      1,086,812       $         656,796
             Interest-bearing                                                             66,964,099              64,188,836
                                                                                  ------------------------ -------------------------
                  Total deposits                                                          68,050,911              64,845,632
         Federal Home Loan Bank advances                                                   4,658,526                 772,226
         Note payable                                                                        837,442               1,020,642
         Interest payable                                                                    108,883                 109,337
         Dividends payable                                                                   282,006                 270,567
         Other liabilities                                                                   593,634                 612,427
                                                                                  ------------------------ -------------------------
             Total liabilities                                                            74,531,402              67,630,831
                                                                                  ------------------------ -------------------------

    Commitments and Contingent Liabilities






    Shareholders' Equity
         Preferred stock, no-par value
             Authorized and unissued - 2,000,000 shares
         Common stock, no-par value
             Authorized - 5,000,000 shares
             Issued and outstanding - 2,736,763 and 2,889,663 shares                      26,709,173              28,193,644
         Retained earnings                                                                15,757,398              15,708,073
         Accumulated other comprehensive income                                               53,832
         Unearned employee stock ownership plan ("ESOP") shares                           (1,677,591)             (1,730,736)
         Unearned recognition and retention plan ("RRP") shares                           (1,526,387)             (1,640,120)
                                                                                  ------------------------ -------------------------
             Total shareholders' equity                                                   39,316,425              40,530,861
                                                                                  ------------------------ -------------------------

             Total liabilities and shareholders' equity                               $  113,847,827           $ 108,161,692
                                                                                  ======================== =========================


    See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30                          June 30
                                                               ---------------- ----------------- ---------------- ----------------
                                                                     1999            1998              1999              1998
                                                               ---------------- ----------------- ---------------- ----------------
    Interest and Dividend Income
         Loans                                                    $  1,903,945   $  1,716,660       $   3,720,294    $ 3,348,026
         Investment securities                                         142,018         72,549             283,550        179,389
         Dividends on Federal Home Loan Bank stock                      16,882         14,825              31,568         28,785
         Deposits with financial institutions                           24,012        208,734              73,057        470,287
                                                               ---------------- ----------------- ---------------- ----------------
             Total interest and dividend income                      2,086,857      2,012,768           4,108,469      4,026,487
                                                               ---------------- ----------------- ---------------- ----------------

    Interest Expense
         Deposits                                                      865,493        823,252           1,724,718      1,627,775
         Federal Home Loan Bank advances                                46,626         11,271              58,040         28,035
                                                               ---------------- ----------------- ---------------- ----------------
             Total interest expense                                    912,119        834,523           1,782,758      1,655,810
                                                               ---------------- ----------------- ---------------- ----------------

    Net Interest Income                                              1,174,738      1,178,245           2,325,711      2,370,677
         Provision for loan losses                                      15,000         98,000              30,000         98,000
                                                               ---------------- ----------------- ---------------- ----------------
    Net Interest Income After Provision for Loan Losses              1,159,738      1,080,245           2,295,711      2,272,677
                                                               ---------------- ----------------- ---------------- ----------------

    Other Income (Losses)
         Equity in losses of limited partnerships                      (27,500)       (36,000)            (52,500)       (61,000)
         Other income                                                   38,434         18,996              52,213         33,512
                                                               ---------------- ----------------- ---------------- ----------------
             Total other income (losses)                                10,934        (17,004)               (287)       (27,488)
                                                               ---------------- ----------------- ---------------- ----------------

    Other Expenses
         Salaries and employee benefits                                248,376        162,230             515,245        380,414
         Net occupancy and equipment expenses                           21,496         16,449              36,546         28,812
         Deposit insurance expense                                      10,774         11,466              21,995         21,177
         Legal and professional fees                                    48,113         53,601              82,662         73,491
         Other expenses                                                115,352         88,865             246,554        168,359
                                                               ---------------- ----------------- ---------------- ----------------
             Total other expenses                                      444,111        332,611             903,002        672,253
                                                               ---------------- ----------------- ---------------- ----------------

    Income Before Income Tax                                           726,561        730,630           1,392,422      1,572,936
         Income tax expense                                            256,150        259,721             486,886        565,103
                                                               ---------------- ----------------- ---------------- ----------------

    Net Income                                                    $    470,411    $   470,909      $      905,536    $ 1,007,833
                                                               ================ ================= ================ ================

    Basic Earnings per Share                                         $  .19           $  .16          $    .36           $  .35
                                                               ================ ================= ================ ================

    Diluted Earnings per Share                                       $  .19           $  .16          $    .36           $  .35
                                                               ================ ================= ================ ================





    See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                               Accumulated
                                 Common Stock                                     Other      Unearned
                            -----------------------
                              Shares                Comprehensive  Retained   Comprehensive     ESOP       Unearned
                           Outstanding     Amount       Income     Earnings       Income       Shares     Compensation    Total
                           -------------- --------- ------------- ----------- -------------- ----------- ------------- -----------

Balances, January 1, 1999    2,889,663    $28,193,644              $ 15,708,073              $(1,730,736) (1,640,120) $ 40,530,861

  Comprehensive income
    Net income for the                               $   905,536       905,536                                              905,536
     period
    Other comprehensive
     income, net of  tax
      Unrealized gains on
       securities                                    $    53,832                $ 53,832                                $    53,832
                                                    =============
  Comprehensive income                               $   959,368
                                                    =============
  Cash dividends
      ($.215 per share)                                               (555,698)                                            (555,698)
  Purchase of common  stock   (152,900)   (1,492,097)                 (300,513)                                          (1,792,610)
  Amortization of unearned
     compensation expense                                                                                     113,733       113,733
  ESOP shares earned                           7,626                                                                         60,771
                                                                                                 53,145
                            -----------  -----------               ----------- -------------- ----------- ------------- -----------
Balances, June 30, 1999      2,736,763    26,709,173                15,757,398                1,677,591)   (1,526,387) $ 39,316,425
                            ===========  ===========               =========== ============== =========== ============= ===========






See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              ---------------- ---------------
                                                                                                   1999             1998
                                                                                              ---------------- ---------------
    Operating Activities
         Net income                                                                             $   905,536      $ 1,007,833
         Adjustments to reconcile net income to net cash
             provided (used) by  operating activities
           Provision for loan losses                                                                 30,000           98,000
           Depreciation and amortization                                                             17,177           16,257
           Investment securities accretion, net                                                      (4,206)          (4,691)
           Gain on sale of foreclosed assets                                                           (284)
           Equity in losses of limited partnerships                                                  52,500           61,000
           Amortization of unearned compensation expense                                            113,733
           ESOP shares earned                                                                        60,771           80,855
           Net change in:
             Interest receivable                                                                     67,255          (40,491)
             Interest payable                                                                          (454)         (24,054)
             Other assets                                                                            25,962           29,440
             Other liabilities                                                                      (13,336)          14,195
                                                                                              ---------------- ---------------
                  Net cash provided by operating activities                                       1,254,654        1,238,344
                                                                                              ---------------- ---------------

    Investing Activities
         Investment securities
             Purchase of securities available for sale                                             (778,529)
             Purchase of securities held to maturity                                               (815,000)      (5,903,586)
             Proceeds from maturities of securities
                 held to maturity and paydowns of
                 mortgage-backed securities                                                         856,411        1,865,959
         Net changes in loans                                                                    (8,523,313)      (9,446,696)
         Purchase of  FHLB of Indianapolis stock                                                   (104,200)         (36,800)
         Purchases of property and equipment                                                        (31,948)          (1,946)
         Proceeds on sale of foreclosed assets                                                      100,356
         Other investing activities                                                                  (2,726)
                                                                                              ---------------- ---------------
                  Net cash used by investing activities                                          (9,298,949)     (13,523,069)
                                                                                              ---------------- ---------------

    Financing Activities
         Net change in
           Interest-bearing demand and savings deposits                                           4,587,743         (793,169)
           Certificates of deposit                                                               (1,382,464)         413,348
           Stock subscription escrow accounts                                                                    (22,687,104)
         Proceeds from borrowings                                                                 4,000,000
         Repayment of borrowings                                                                   (296,900)      (1,780,225)
         Cash dividends                                                                            (544,258)        (214,332)
         Repurchase of common stock                                                              (1,792,610)
         Net change in advances by borrowers for taxes and insurance                                 (5,458)          30,352
                                                                                              ---------------- ---------------
                  Net cash provided (used) by financing activities                                4,566,053      (25,031,130)
                                                                                              ---------------- ---------------

    Net Change in Cash and Cash Equivalents                                                      (3,478,242)     (37,315,855)

    Cash and Cash Equivalents, Beginning of Period                                                6,191,080       44,780,827
                                                                                              ---------------- ---------------

    Cash and Cash Equivalents, End of Period                                                  $   2,712,838    $   7,464,972
                                                                                              ================ ===============

    Additional Cash Flows Information
         Interest paid                                                                        $   1,783,212    $   1,679,864
         Income tax paid                                                                            551,860          424,650



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

The interim consolidated financial statements at June 30, 1999, and for the six and three months ended June 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                             Three Months Ended                         Three Months Ended June
                                                June 30, 1999                                   30, 1998
                                                -------------                                   --------
                                                  Weighted                                      Weighted
                                                   Average        Per Share                     Average      Per Share
                                     Income        Shares           Amount         Income        Shares        Amount
Basic earnings per share
  Income available to common
  shareholders                       $  470,411    2,488,607      $     .19       $  470,909   2,861,847     $       .16
                                                                 ===========                                =============

Effect of dilutive RRP awards
and stock options
                                  -------------- ---------------                ------------- -------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                          $  470,411    2,488,607      $     .19       $  470,909     2,861,847   $       .16
                                  ============== =============== ===========    ============= ============= =============



                                              Six Months Ended                              Six Months Ended
                                                June 30, 1999                                June 30, 1998
                                                -------------                                -------------
                                                  Weighted                                      Weighted
                                                   Average        Per Share                     Average      Per Share
                                     Income        Shares           Amount         Income        Shares        Amount
Basic earnings per share
  Income available to common
  shareholders                       $  905,536    2,541,514      $     .36     $  1,007,833   2,860,482     $       .35
                                                                 ===========                                =============

Effect of dilutive RRP awards
and stock options
                                  -------------- ---------------                ------------- -------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                          $  905,536    2,541,514       $    .36      $ 1,007,833     2,860,482   $       .35
                                  ============== =============== ===========    ============= ============= =============


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Union Community Bancorp, an Indiana corporation (the "Company"), was organized in September, 1997. On December 29, 1997, it acquired all of the outstanding common stock of Union Federal Savings and Loan Association ("Union Federal") upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

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

Financial Condition

Total assets increased approximately $5.6 million, or 5.2%, to $113.8 million at June 30, 1999, from $108.2 million at December 31, 1998. The increase was primarily due to loan growth of $8.4 million offset by a decrease in cash and cash equivalents of $3.5 million. Net loans increased by 9.2% to $99.3 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending. Investment securities available for sale and held to maturity also increased by $831,000, or 10.4% during the six months ended June 30, 1999.

Deposits increased by $3.2 million to $68.1 million during the six months ended June 30, 1999. Demand and savings deposits increased $4.6 million, or 28.6%, from December 31, 1998 to June 30, 1999 primarily due to an increase in money market savings of $4.1 million. Certificates of deposit decreased $1.4 million, or 2.8%, during this period.

Borrowed funds increase by $3.7 million from December 31, 1998 to June 30, 1999. The increase in total borrowed funds resulted from an increase in FHLB advances of $3.9 million and a decrease in the note payable to a limited partnership of $184,000. The increases in borrowings were primarily used to fund loan growth.

Shareholders' equity decreased $1.2 million to $39.3 million at June 30, 1999. The decrease was primarily due to stock repurchases of $1.8 million and cash dividends of $556,000. These decreases were offset by net income for six months ended June 30, 1999 of $906,000, Employee Stock Ownership Plan shares earned of $61,000 and unearned compensation amortization of $114,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1999 and
1998

Net income decreased approximately $1,000 from $471,000 for the three months ended June 30, 1998 to $470,000 for the three months ended June 30, 1999. The return on average assets was 1.67% and 1.74 % for the three months ended June 30, 1999 and 1998, respectively.

Interest income was $2,087,000 for the three months ended June 30, 1999 as compared to $2,013,000 for the comparable period in 1998. Interest expense increased approximately $77,000, or 9.2%, from $834,000 for the three months ended June 30, 1998 to $912,000 for the same period in 1999. As a result, net interest income for the three months ended June 30, 1999 amounted to $1,175,000, approximately a $4,000 decrease from the three months ended June 30, 1998.

The provision for loan losses made for the three months ended June 30, 1999 was $15,000 as compared to $98,000 for the same period in 1998. The 1999 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) was $11,000 for the three months ended June 30, 1999 compared to losses of $17,000 for the same period in 1998. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the three months ended June 30, 1999 and 1998. The increase in other income was due to nominal increases in a variety of income categories.

Salaries and employee benefits were $248,000 for the three months ended June 30, 1999 compared to $162,000 for the 1998 period, an increase of $86,000, or 53.1%. This increase was primarily due to compensation expense related to the management recognition and retention plan that became effective on June 30, 1998. Other expenses, consisting primarily of expenses related to service center fees, advertising, directors' fees, supervisory examination fees, supplies, and postage increased approximately $26,000 for three months ended June 30, 1999 compared to the same period in 1998. The increase in other expenses was primarily due to nominal increases in a variety of expense categories.

Income tax expense decreased $4,000, or 1.4%, for the three months ended June 30, 1999 compared to the same period in 1998. The decrease was directly related to the decrease in taxable income for the period.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

Net income decreased $102,000, or 10.1%, from $1,008,000 for the six months ended June 30, 1998 to $906,000 for the six months ended June 30, 1999. The decrease was primarily attributable to a decline in the Company's net interest income and increases in non-interest expenses. The return on average assets was 1.63% and 1.87 % for the six months ended June 30, 1999 and 1998, respectively.

Interest income was $4,108,000 for the six months ended June 30, 1999 as compared to $4,026,000 for the six months ended June 30, 1998. Interest expense increased $127,000, or 7.7%, from $1,656,000 for the six months ended June 30, 1998 to $1,783,000 for the same period in 1999. As a result, net interest income for the six months ended June 30, 1999 amounted to $2,326,000, a 1.9% decrease from six months ended June 30, 1998. The Company's net interest margin decreased from 4.5% for the six months ended June 30, 1998 to 4.3% for the comparable period in 1999.

The provision for loan losses made for the six months ended June 30, 1999 was $30,000 as compared to $98,000 for the same period in 1998. The 1999 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other losses decreased $27,000 for the six months ended June 30, 1999 compared to the same period in 1998. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the six months ended June 30, 1999 and 1998. The increase in other income was due to nominal increases in a variety of income categories.

Salaries and employee benefits were $515,000 for the six months ended June 30, 1999 compared to $380,000 for the 1998 period, an increase of $135,000, or 35.5%. This increase was primarily due to compensation expense related to the management recognition and retention plan that began effective on June 30, 1998. Other expenses, consisting primarily of expenses related to service center fees, advertising, directors' fees, supervisory examination fees, supplies, and postage increased approximately $78,000 for six months ended June 30, 1999 compared to the same period in 1998. The increase in other expenses was primarily due to approximately $45,000 of non-recurring expenses related to the Company's data processing conversion during the first quarter of 1999.

Income tax expense decreased $78,000, or 13.8%, for the six months ended June 30, 1999 compared to the same period in 1998. The decease was directly related to the decrease in taxable income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had no loans classified as special mention as of June 30, 1999 while there were $1.2 million of special mention loans at December 31, 1998. In addition, Union Federal had $826,000 and $840,000 of loans classified as substandard at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999 and December 31, 1998, no loans were classified as doubtful or loss. At June 30, 1999, and December 31, 1998, respectively, $337,000 and $349,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $392,000 or .4% of loans at June 30, 1999 as compared to $362,000 or .4% of loans at December 31, 1998.


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30 , 1999, Union Federal had liquid assets of $5.4 million and a liquidity ratio of 7.3%.

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

The Company is actively monitoring its compliance with making its computer equipment and other information systems Year 2000 compliant. During the first week of March 1999, the Company switched its electronic data service provider from On-Line Financial Services, Inc. in Oak Brook, Illinois to Intrieve Incorporated ("Intrieve"), located in Cincinnati, Ohio. The Company changed data service providers in order to improve the quality of its computer and networking technology. Testing conducted during the second week of March 1999 indicates that the data that the Company maintains on Intrieve's system is Year 2000 compliant. The Company incurred expenses of approximately $45,000 in converting its data processing to Intrieve's system. It is not expected that data processing expense incurred by the Company in the future will differ materially from prior periods. Bankers' Systems, which maintains the Company's loan documentation system, conducted tests during December 1998 that indicated that its systems are Year 2000 compliant. The Company will continue to conduct tests during the remainder of 1999 to ensure that its data processing and information systems are Year 2000 compliant.

The Company contacted the 49 companies that supply or service its material operations requesting that they certify by December 31, 1998 that they have plans to make their respective systems Year 2000 compliant and received responses from all of these companies confirming that their systems are Year 2000 compliant. Notwithstanding these efforts that the Company has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.


The Company's Board of Directors reviews on a monthly basis its progress in addressing Year 2000 issues and has appointed three executive officers to address all aspects of Year 2000 compliance. The Company believes that its expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $10,000. At June 30, 1999, the Company had spent approximately $7,000 in connection with Year 2000 compliance. Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that it will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. The Company has contacted the approximately 18 commercial borrowers with outstanding loans in excess of $500,000 for confirmation that their computer systems are, or soon will be, Year 2000 compliant. As of June 30, 1999, all 18 confirmations had been received and no items of concern were noted. In addition, the Company requires that borrowers under new commercial loans that it originates certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Company does not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect its net earnings or cash flow.


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

Presented below, as of June 30, 1999 and December 31, 1998, are analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis points increments, up and down 300 basis points. At June 30, 1999, 2% of the present value of Union Federal's assets was approximately $2.3 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.6 million at June 30, 1999. Union Federal would have been required to deduct $1.6 million from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS' reporting requirements under this methodology. This amount represents an increase of $200,000 over the $1.4 million calculated at December 31, 1998. Union Federal's exposure to interest rate risk results from a concentration of fixed rate mortgage loans in its portfolio.

                                June 30, 1999

                             Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates      $ Amount         $ Change          % Change           NPV Ratio           Change
  --------      --------         ---------         --------           ---------           ------
+300 bp        $  24,379         $ -8,455            -26%               23.30%          -547 bp
+200 bp           27,261           -5,573            -17               25.27            -350 bp
+100 bp           30,147           -2,687             -8               27.13            -163 bp
   0 bp           32,834                                               28.76
-100 bp           35,074            2,240              7               30.04             126 bp
-200 bp           36,965            4,131             13               31.06             230 bp
-300 bp           38,920            6,086             19               32.08             331 bp


                              December 31, 1998

                             Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates      $ Amount         $ Change          % Change           NPV Ratio           Change
  --------      --------         ---------         --------           ---------           ------
+300 bp         $ 25,730         $ -7,687             -23%              25.18%           -498 bp
+200 bp           28,509            -4,907            -15               27.08            -308 bp
+100 bp           31,161            -2,256             -7               28.79            -137 bp
   0 bp           33,417                                                30.16
-100 bp           35,042             1,625             +5               31.08             +92 bp
-200 bp           36,542             3,125             +9               31.90            +175 bp
-300 bp           38,272             4,855            +15               32.84            +268 bp



The chart at June 30, 1999 illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in a $5.6 million, or 17% decrease in the net portfolio value of Union Federal's assets compared to a $4.9 million, or 15% decrease, at December 31, 1998. This hypothetical increase in interest rates at June 30, 1999 would also result in a 350 basis point, or 3.49% decrease in the ratio of the net portfolio value to the present value of Union Federal's assets compared to a 308 basis point, or 3.08% decrease at December 31, 1998.

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

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

              On April 21, 1999, the Company held its annual meeting of shareholders. A total of 2,427,742 shares were represented in person or by proxy at the meeting. Marvin L. Burkett was elected to the Board of Directors for a three-year term expiring in 2002. 2,340,137 shares were voted in favor of the election of the nominee and there were 87,605 votes withheld. Phillip E. Grush was elected to the Board of Directors for a three-year term expiring in 2002. 2,343,617 shares were voted in favor of the election of the nominee and there were 84,125 votes withheld. Joseph E. Timmons was elected to the Board of Directors for a three-year term expiring in 2002. 2,344,569 shares were voted in favor of the election of the nominee and there were 83,173 votes withheld

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended June 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UNION COMMUNITY BANCORP

Date:         August 13, 1999                   By: /s/ Joseph E. Timmons
              ---------------                   -------------------------

                                                  Joseph E. Timmons
                                                  President and
                                                  Chief Executive Officer

Date:         August 13, 1999                   By: /s/ Denise E. Swearingen
              ---------------                   ----------------------------

                                                  Denise E. Swearingen
                                                  Treasurer