Form 10-Q
period 1999-09-30
UNION COMMUNITY BANCORP
filed 1999-11-12
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 000-23543

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 1999 was 2,600,700.

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)



                                                                                       September 30,            December 31,
                                                                                           1999                     1998
                                                                                  ------------------------ -------------------------
    Assets
         Cash                                                                      $         254,867       $          32,153
         Interest-bearing demand deposits                                                  2,466,691               6,158,927
                                                                                  ------------------------ -------------------------
             Cash and cash equivalents                                                     2,721,558               6,191,080
         Investment securities
             Available for sale                                                              286,875
             Held to maturity                                                              8,325,713               8,026,162
                                                                                  ------------------------ -------------------------
                  Total investment securities                                              8,612,588               8,026,162
         Loans, net of allowance for loan losses of $407,258 and $362,258                104,727,685              90,900,269
         Premises and equipment                                                              363,137                 355,194
         Federal Home Loan Bank stock                                                      1,043,700                 744,500
         Investment in limited partnership                                                   977,609               1,055,109
         Interest receivable                                                                 785,978                 714,691
         Other assets                                                                        243,354                 174,687
                                                                                  ------------------------ -------------------------

             Total assets                                                             $  119,475,609          $  108,161,692
                                                                                  ======================== =========================

    Liabilities
         Deposits
             Noninterest-bearing                                                    $      1,187,112       $         656,796
             Interest-bearing                                                             66,563,374              64,188,836
                                                                                  ------------------------ -------------------------
                  Total deposits                                                          67,750,486              64,845,632
         Federal Home Loan Bank advances                                                  11,658,526                 772,226
         Note payable                                                                        837,442               1,020,642
         Interest payable                                                                    143,059                 109,337
         Dividends payable                                                                   291,315                 270,567
         Other liabilities                                                                   809,775                 612,427
                                                                                  ------------------------ -------------------------
             Total liabilities                                                            81,490,603              67,630,831
                                                                                  ------------------------ -------------------------

    Commitments and Contingent Liabilities

    Shareholders' Equity
         Preferred stock, no-par value
             Authorized and unissued - 2,000,000 shares
         Common stock, no-par value
             Authorized - 5,000,000 shares
             Issued and outstanding - 2,600,700 and 2,889,663 shares                      25,384,174              28,193,644
         Retained earnings                                                                15,702,739              15,708,073
         Accumulated other comprehensive income                                               18,631
         Unearned employee stock ownership plan ("ESOP") shares                           (1,651,017)             (1,730,736)
         Unearned recognition and retention plan ("RRP") shares                           (1,469,521)             (1,640,120)
                                                                                  ------------------------ -------------------------
             Total shareholders' equity                                                   37,985,006              40,530,861
                                                                                  ------------------------ -------------------------

             Total liabilities and shareholders' equity                               $  119,475,609           $ 108,161,692
                                                                                  ======================== =========================


    See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30                     September 30
                                                               ---------------- ----------------- ---------------- ----------------
                                                                     1999            1998              1999              1998
                                                               ---------------- ----------------- ---------------- ----------------
    Interest and Dividend Income
         Loans                                                    $  1,963,021       $  1,775,517    $  5,683,315      $  5,123,543
         Investment securities                                         144,256            146,945         427,806           402,834
         Dividends on Federal Home Loan Bank stock                      17,475             15,069          49,043            43,854
         Deposits with financial institutions                           27,929             97,765         100,986           491,552
                                                               ---------------- ----------------- ---------------- ----------------
             Total interest and dividend income                      2,152,681          2,035,296       6,261,150         6,061,783
                                                               ---------------- ----------------- ---------------- ----------------

    Interest Expense
         Deposits                                                      872,768            856,924       2,597,486         2,484,699
         Federal Home Loan Bank advances                               109,825             11,769         167,865            39,804
                                                               ---------------- ----------------- ---------------- ----------------
             Total interest expense                                    982,593            868,693       2,765,351         2,524,503
                                                               ---------------- ----------------- ---------------- ----------------

    Net Interest Income                                              1,170,088          1,166,603       3,495,799         3,537,280
         Provision for loan losses                                      15,000              6,000          45,000           104,000
                                                               ---------------- ----------------- ---------------- ----------------
    Net Interest Income After Provision for Loan Losses              1,155,088          1,160,603       3,450,799         3,433,280
                                                               ---------------- ----------------- ---------------- ----------------

    Other Income (Losses)
         Equity in losses of limited partnerships                      (25,000)          (30,000)         (77,500)         (91,000)
         Gain on sales of securities available for sale                 73,150                             73,150
         Other income                                                   25,354             13,653          77,567            47,165
                                                               ---------------- ----------------- ---------------- ----------------
             Total other income (losses)                                73,504           (16,347)          73,217          (43,835)
                                                               ---------------- ----------------- ---------------- ----------------

    Other Expenses
         Salaries and employee benefits                                252,499            225,222         767,744           605,636
         Net occupancy and equipment expenses                           15,999             15,350          52,545            44,162
         Deposit insurance expense                                      16,260             11,013          38,255            32,190
         Data processing expense                                        19,510             16,107         105,385            52,495
         Legal and professional fees                                    18,747             35,376         101,409           108,867
         Other expenses                                                 65,066             57,046         225,745           189,017
                                                               ---------------- ----------------- ---------------- ----------------
             Total other expenses                                      388,081            360,114       1,291,083         1,032,367
                                                               ---------------- ----------------- ---------------- ----------------

    Income Before Income Tax                                           840,511            784,142       2,232,933         2,357,078
         Income tax expense                                            300,671            280,090         787,557           845,193
                                                               ---------------- ----------------- ---------------- ----------------

    Net Income                                                    $    539,840      $     504,052    $  1,445,376     $   1,511,885
                                                               ================ ================= ================ ================

    Basic Earnings per Share                                        $   .22           $  .18            $  .58           $  .53
                                                               ================ ================= ================ ================

    Diluted Earnings per Share                                          .22           $  .18            $  .58           $  .53
                                                               ================ ================= ================ ================





See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)




                                   Common Stock                                  Accumulated
                              -----------------------                               Other      Unearned
                                Shares                Comprehensive  Retained   Comprehensive    ESOP       Unearned
                             Outstanding    Amount        Income     Earnings       Income      Shares     Compensation    Total
                            -------------- ---------  ------------- ----------- ------------- ----------- ------------- -----------

Balances, January 1, 1999     2,889,663   28,193,644                $15,708,073               $(1,730,736) $(1,640,120) $40,530,861
  Comprehensive income
    Net income for the period                         $  1,445,376    1,445,376                                           1,445,376
    Other comprehensive
      income, net of tax
      Unrealized gains on
        securities, net of
        reclassification
        adjustment                                          18,631                 $ 18,631                                  18,631
                                                      -------------
  Comprehensive income                                $  1,464,007
                                                      =============
  Cash dividends
      ($.335 per share)                                                (847,012)                                           (847,012)
  Purchase of common  stock    (288,963)  (2,820,059)                  (603,698)                                         (3,423,757)
  Amortization of unearned
      compensation expense                                                                                                  170,599
                                                                                                               170,599
  ESOP shares earned                          10,589                                               79,719                    90,308
                              ---------- -----------                -----------    ---------  ----------- -------------  -----------
Balances, September 30, 1999  2,600,700  $25,384,174                $15,702,739    $ 18,631   $(1,651,017) $(1,469,521) $37,985,006
                              ========== ===========                ===========    =========  =========== ============= ===========


See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              ---------------- ---------------
                                                                                                   1999             1998
                                                                                              ---------------- ---------------
    Operating Activities
         Net income                                                                           $   1,445,376    $   1,511,885
         Adjustments to reconcile net income to net cash
              provided (used) by  operating activities
           Provision for loan losses                                                                 45,000          104,000
           Depreciation and amortization                                                             24,981           23,312
           Investment securities accretion, net                                                      (8,844)          (6,603)
           Gain on sales of securities available for sale                                           (73,150)
           Gain on sale of foreclosed assets                                                           (284)
           Equity in losses of limited partnerships                                                  77,500           91,000
           Amortization of unearned compensation expense                                            170,599           56,866
           ESOP shares earned                                                                        90,308          117,186
           Net change in:
             Interest receivable                                                                    (71,287)         (71,924)
             Interest payable                                                                        33,722            2,106
             Other assets                                                                            15,637           14,127
             Other liabilities                                                                       84,835           27,815
                                                                                              ---------------- ---------------
                  Net cash provided by operating activities                                       1,834,393        1,869,770
                                                                                              ---------------- ---------------

    Investing Activities
         Investment securities
             Purchase of securities available for sale                                             (778,529)
             Purchase of securities held to maturity                                             (1,415,000)      (6,103,586)
             Proceeds from sales of securities available for sale                                   595,655
             Proceeds from maturities of securities held to maturity and paydowns of
                mortgage-backed securities                                                        1,124,293        5,150,826
         Net changes in loans                                                                   (14,066,286)     (11,401,987)
         Purchase of  FHLB of Indianapolis stock                                                   (299,200)         (36,800)
         Purchases of property and equipment                                                        (32,924)         (18,178)
         Proceeds from sale of foreclosed assets                                                    100,357
         Other investing activities                                                                  (2,726)
                                                                                              ---------------- ---------------
                  Net cash used by investing activities                                         (14,774,360)     (12,409,725)
                                                                                              ---------------- ---------------

    Financing Activities
         Net change in
           Interest-bearing demand and savings deposits                                           4,976,478         (532,450)
           Certificates of deposit                                                               (2,071,624)       1,747,006
           Stock subscription escrow accounts                                                                    (22,687,104)
         Proceeds from borrowings                                                                11,000,000
         Repayment of borrowings                                                                   (296,900)      (1,780,225)
         Cash dividends                                                                            (826,265)        (457,240)
         Contribution for unearned compensation                                                                   (1,753,853)
         Repurchase of common stock                                                              (3,423,757)
         Net change in advances by borrowers for taxes and insurance                                112,513          144,832
                                                                                              ---------------- ---------------
                  Net cash provided (used) by financing activities                                9,470,445      (25,319,034)
                                                                                              ---------------- ---------------

    Net Change in Cash and Cash Equivalents                                                      (3,469,522)     (35,858,989)

    Cash and Cash Equivalents, Beginning of Period                                                6,191,080       44,780,827
                                                                                              ---------------- ---------------

    Cash and Cash Equivalents, End of Period                                                  $   2,721,558    $   8,921,838
                                                                                              ================ ===============

    Additional Cash Flows Information
         Interest paid                                                                        $   2,731,629    $   2,522,397
         Income tax paid                                                                            791,301          685,900




See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of the Notes to Financial Statements included in the December 31, 1998 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 1999, and for the nine and three months ended September 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                             Three Months Ended                            Three Months Ended
                                             September 30, 1999                            September 30, 1998
                                             ------------------                            ------------------
                                                  Weighted                                      Weighted
                                                   Average        Per Share                     Average      Per Share
                                     Income        Shares           Amount         Income        Shares        Amount
                                     ------        ------           ------         ------        ------        ------
Basic earnings per share
  Income available to common
  shareholders                       $  539,840    2,403,355     $      .22       $  504,052   2,805,067     $       .18
                                                                 ===========                                =============

Effect of dilutive RRP awards
and stock options
                                  -------------- ---------------                ------------- -------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                          $  539,840    2,403,355     $      .22       $  504,052     2,805,067   $       .18
                                  ============== =============== ===========    ============= ============= =============



                                              Nine Months Ended                            Nine Months Ended
                                             September 30, 1999                            September 30, 1998
                                             ------------------                            ------------------
                                                  Weighted                                      Weighted
                                                   Average        Per Share                     Average      Per Share
                                     Income        Shares           Amount         Income        Shares        Amount
                                     ------        ------           ------         ------        ------        ------
Basic earnings per share
  Income available to common
  shareholders                      $ 1,445,376    2,482,219      $     .58     $  1,511,885   2,842,010     $       .53
                                                                 ===========                                =============

Effect of dilutive RRP awards
and stock options                                                                                       11
                                  -------------- ---------------                ------------- -------------
Diluted earnings per share
Income available to common
shareholders and assumed
conversions                         $ 1,445,376    2,482,219       $    .58      $ 1,511,885     2,860,482   $       .53
                                  ============== =============== ===========    ============= ============= =============

Note 3: Other Comprehensive Income


                                                                  Before-Tax        Tax (Expense)    Net-of-Tax Amount
Nine months ended September 30, 1999                                Amount             Benefit
                                                                    ------             -------

Unrealized gains on securities
     Unrealized holding gains arising during the period             $   151,980        $  (60,199)        $   91,781
     Less: reclassification adjustment for gains realized
          in net income                                                  121,129           (47,979)            73,150
                                                              =================== ================== ===================
     Net unrealized gains                                           $     30,851       $  (12,220)        $   18,631
                                                              =================== ================== ===================


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

Financial Condition

Total assets increased approximately $11.3 million, or 10.4%, to $119.5 million at September 30, 1999, from $108.2 million at December 31, 1998. The increase was primarily due to loan growth of $13.8 million offset by a decrease in cash and cash equivalents of $3.5 million. Net loans increased by 15.2% to $104.7 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending. Investment securities available for sale and held to maturity also increased by $587,000, or 7.3% during the nine months ended September 30, 1999.

Deposits increased by $2.9 million to $67.8 million during the nine months ended September 30, 1999. Demand and savings deposits increased $5.0 million, or 31.0%, from December 31, 1998 to September 30, 1999 primarily due to an increase in money market savings of $4.6 million. Certificates of deposit decreased $2.1 million, or 4.2%, during this period.

Borrowed funds increased by $10.7 million from December 31, 1998 to September 30, 1999. The increase in total borrowed funds resulted from an increase in FHLB advances of $10.9 million and a decrease in the note payable to a limited partnership of $184,000. The increases in borrowings were primarily used to fund loan growth.

Stockholders' equity decreased $2.5 million to $38.0 million at September 30, 1999. The decrease was primarily due to stock repurchases of $3.4 million and cash dividends of $847,000. These decreases were offset by net income for nine months ended September 30, 1999 of $1,445,000, Employee Stock Ownership Plan shares earned of $90,000 and unearned compensation amortization of $171,000.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

Net income increased approximately $36,000 from $504,000 for the three months ended September 30, 1998 to $540,000 for the three months ended September 30, 1999. The return on average assets was 1.85% and 1.86 % for the three months ended September 30, 1999 and 1998, respectively.

Interest income was $2,153,000 for the three months ended September 30, 1999 as compared to $2,035,000 for the comparable period in 1998. Interest expense increased approximately $114,000, or 13.1%, from $869,000 for the three months ended September 30, 1998 to $983,000 for the same period in 1999. As a result, net interest income for the three months ended September 30, 1999 amounted to $1,170,000, approximately a $4,000 increase from the third quarter of 1998.

The provision for loan losses made for the three months ended September 30, 1999 was $15,000 as compared to $6,000 for the same period in 1998. The 1999 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Total other income (losses) was $74,000 for the three months ended September 30, 1999 compared to losses of $16,000 for the same period in 1998. This increase in total other income was primarily due to $73,000 of gains on sales of securities available for sale. Securities available for sale with a cost of $523,000 were sold during the third quarter of 1999. Other income (losses) also includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the three months ended September 30, 1999 and 1998. The increase in other income was due to nominal increases in a variety of income categories.

Total other expenses increased approximately $27,000 for three months ended September 30, 1999 compared to the same period in 1998. The increase in total other expense was primarily due to nominal increases in a variety of expense categories.

Income tax  expense  increased  $21,000,  or 7.3%,  for the three  months  ended
September 30, 1999 compared to the same period in 1998. The increase was directly related to the decrease in taxable income for the period.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

Net income decreased $67,000, or 4.4%, from $1,512,000 for the nine months ended September 30, 1998 to $1,445,000 for the nine months ended September 30, 1999. The decreases were primarily attributable to a decline in the Company's net interest income and increases in non-interest expenses offset by an increase in non-interest income. The return on average assets was 1.71% and 1.87% for the nine months ended September 30, 1999 and 1998, respectively.

Interest income was $6,261,000 for the nine months ended September 30, 1999 as compared to $6,062,000 for the nine months ended September 30, 1998. Interest expense increased $240,000, or 9.5%, from $2,525,000 for the nine months ended September 30, 1998 to $2,765,000 for the same period in 1999. As a result, net interest income for the nine months ended September 30, 1999 amounted to $3,496,000, a 1.2% decrease from nine months ended September 30, 1998. The Company's net interest margin decreased from 4.5% for the nine months ended September 30, 1998 to 4.2% for the comparable period in 1999.

The provision for loan losses made for the nine months ended September 30, 1999 was $45,000 as compared to $104,000 for the same period in 1998. The 1999 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Total other income (losses) was $73,000 for the nine months ended September 30, 1999 compared to losses of $44,000 for the same period in 1998. This increase in total other income was primarily due to $73,000 of gains on sales of securities available for sale. Other income (losses) also includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $135,000 was recorded for the nine months ended September 30, 1999 and 1998. The increase in other income was due to nominal increases in a variety of income categories.

Salaries and employee benefits were $768,000 for the nine months ended September 30, 1999 compared to $606,000 for the 1998 period, and increase of $162,000, or 26.7%. This increase was primarily due to compensation expense related to the management recognition and retention plan that began effective on June 30, 1998. Data processing expense also increased from $52,000 for the nine months ended September 30, 1998 to $105,000 for the comparable period in 1999, an increase of $53,000. This increase was in part due to approximately $45,000 of non-recurring expenses related to the Company's data processing conversion during the first quarter of 1999. Other expenses, consisting primarily of expenses related to advertising, directors' fees, supervisory examination fees, supplies, and postage increased approximately $37,000 for nine months ended September 30, 1999 compared to the same period in 1998. The increase in other expenses was due to nominal increases in a variety of expense categories.

Income tax expense decreased $58,000, or 6.8%, for the nine months ended September 30, 1999 compared to the same period in 1998. The decease was directly related to the decrease in taxable income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had no loans classified as special mention as of September 30, 1999 while there were $1.2 million of special mention loans at December 31, 1998. In addition, Union Federal had $620,000 and $840,000 of loans classified as substandard at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999 and December 31, 1998, no loans were classified as doubtful or loss. At September 30, 1999, and December 31, 1998, respectively, $132,000 and $349,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $407,000 or .4% of loans at September 30, 1999 as compared to $362,000 or .4% of loans at December 31, 1998.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 1999, Union Federal had liquid assets of $5.9 million and a liquidity ratio of 6.36%.

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

The Company contacted 49 companies that supply or service its material operations requesting that they certify by December 31, 1998 that they have plans to make their respective systems Year 20000 compliant and received responses from all of these companies confirming that their systems are Year 2000 compliant. Notwithstanding these efforts that the Company has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

The Company's Board of Directors reviews on a monthly basis its progress in addressing Year 2000 issues and has appointed three executive officers to address all aspects of Year 2000 compliance. The Company believes that its expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $10,000. At September 30, 1999, the Company had spent approximately $7,000 in connection with Year 2000 compliance. Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that it will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. The Company has contacted the approximately 18 commercial borrowers with outstanding loans in excess of $500,000 for confirmation that their computer systems are, or soon will be, Year 2000 compliant. All 18 confirmations have been received and no items of concern were noted. In addition, the Company requires that borrowers under new commercial loans that it originates certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Company does not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect its net earnings or cash flow.


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

Presented below, as of September 30, 1999 and December 31,1998, are analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis points increments, up and down 300 basis points. At
September 30, 1999, 2% of the present value of Union Federal's assets was approximately $2.4 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $6.1 million at September 30, 1999, Union Federal would have been required to deduct $1.9 million from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS' reporting requirements under this methodology. This amount represents an increase of $500,000 over the $1.4 million calculated at December 31, 1998. Union Federal's exposure to interest rate risk results from a concentration of fixed rate mortgage loans in its portfolio.


                               September 30, 1999

                               Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates        $ Amount         $ Change          % Change           NPV Ratio           Change
  --------        --------         ---------         --------           ---------           ------
+300 bp           23,950           -9,230               -28%              21.91%            -576 bp
+200 bp           27,076           -6,084               -18%              23.99%            -368 bp
+100 bp           30,235           -2,925                -9%              25.96%            -171 bp
   0 bp           33,160                                                  27.67%
-100 bp           35,578            2,418                 7%              28.99%            +132 bp
-200 bp           37,562            4,402                13%              30.01%            +234 bp
-300 bp           39,592            6,432                19%              31.00%            +333 bp


                                December 31, 1998

                               Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates        $ Amount         $ Change          % Change           NPV Ratio           Change
  --------        --------         ---------         --------           ---------           ------
+300 bp             25,730           -7,687           -23%                25.18%            -498 bp
+200 bp             28,509           -4,907           -15%                27.08%            -308 bp
+100 bp             31,161           -2,256            -7%                28.79%            -137 bp
   0 bp             33,417                                                30.16%
-100 bp             35,042            1,625            +5%                31.08%             +92 bp
-200 bp             36,542            3,125            +9%                31.90%            +175 bp
-300 bp             38,272            4,855           +15%                32.84%            +268 bp

The chart at September 30, 1999 illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in a $6.1 million, or 18%, decrease in the net portfolio value of Union Federal's assets compared to a $4.9 million, or 15% decrease, at December 31, 1998. This hypothetical increase in interest rates at September 30, 1999 would also result in a 368 basis point, or 3.68% decrease in the ratio of the net portfolio value to the present value of Union Federal's assets compared to a 308 basis point, or 3.08%, decrease at December 31, 1998.

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

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended September 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION COMMUNITY BANCORP

Date:         November 12, 1999               By: /s/ Joseph E. Timmons
              ----------------------              -------------------------
                                                  Joseph E. Timmons
                                                  President and
                                                  Chief Executive Officer



Date:         November 12, 1999               By: /s/ Denise E. Swearingen
              ----------------------              ----------------------------
                                                  Denise E. Swearingen
                                                  Treasurer