Form 10-K405
period 1999-12-31
UNION COMMUNITY BANCORP
filed 2000-03-30
CIK 1046183

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number      000-23543

                             UNION COMMUNITY BANCORP
             (Exact name of registrant as specified in its charter)

             INDIANA                                   35-2025237
  (State or other Jurisdiction               (I.R.S. Employer Identification
of Incorporation or Organization)                        Number)


          221 East Main Street
        Crawfordsville,  Indiana                              47933
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

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          YES X  NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 27, 2000 was $23,726,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 27, 2000, was 2,568,750 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated into Part II. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1

                               Page 1 of 31 Pages

                             UNION COMMUNITY BANCORP

                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statement....................................................  3

PART I

     Item 1     Business.....................................................  3
     Item 2.    Properties................................................... 26
     Item 3.    Legal Proceedings............................................ 26
     Item 4.    Submission of Matters to a Vote of Security Holders.......... 26
     Item 4.5.  Executive Officers of the Registrant......................... 26
PART II

     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters...................................... 27
     Item 6.    Selected Financial Data...................................... 27
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 27
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.. 27
     Item 8.    Financial Statements and Supplementary Data.................. 27
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................... 27
PART III

     Item 10.   Directors and Executive Officers of Registrant............... 27
     Item 11.   Executive Compensation....................................... 27
     Item 12.   Security Ownership of Certain Beneficial Owners
                        and Management....................................... 27
     Item 13.   Certain Relationships and Related Transactions............... 27

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K.............................. 28

SIGNATURES          ......................................................... 29

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

Item 1.  Business

General

         Union Community Bancorp, an Indiana corporation (the "Holding Company" and together with "Union Federal", as defined below, the "Company"), was organized in September, 1997. On December 29, 1997, it acquired the common stock of Union Federal Savings and Loan Association ("Union Federal") upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

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

Lending Activities

      Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 74.3% of its total loan portfolio at December 31, 1999. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, and, to a limited extent, commercial loans and consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 8.8% and 11.4%, respectively, of Union Federal's total loan portfolio at December 31, 1999. Construction loans totaled approximately 4.0% of Union Federal's total loans as of December 31, 1999. Commercial loans totaled approximately 1.3% of Union Federal's total loans as of December 31, 1999. Consumer loans, which consist of personal installment loans and passbook loans, constituted approximately .2% of Union Federal's total loan portfolio at December 31, 1999.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                      At December 31,
                                         -------------------------------------------------------------------------
                                                1999                       1998                       1997
                                         ---------------------      --------------------      --------------------
                                                       Percent                   Percent                   Percent
                                         Amount       of Total      Amount      of Total      Amount      of Total
                                         ------       --------      ------      --------      ------      --------
                                                                         (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
   One-to-four-family...............     $80,552        74.27%      $71,823       77.19%      $62,436       76.95%
   Multi-family.....................       9,549         8.80        10,609       11.40        10,197       12.57
   Commercial.......................      12,410        11.44         6,355        6.83         3,627        4.47
Real estate construction loans......       4,380         4.04         3,993        4.29         4,652        5.73
Commercial loans....................       1,394         1.29            51         .06           ---         ---
Consumer loans .....................         177          .16           213         .23           223         .28
                                        --------       ------       -------      ------       -------      ------
     Gross loans receivable.........    $108,462       100.00%      $93,044      100.00%      $81,135      100.00%
                                        ========       ======       =======      ======       =======      ======
TYPE OF SECURITY

   One-to-four-family real estate...     $83,558        77.04%      $73,130       78.60%      $64,730       79.78%
   Multi-family real estate.........      10,063         9.28        12,037       12.93        11,172       13.77
   Commercial real estate...........      13,270        12.24         7,666        8.24         5,094        6.28
   Deposits.........................         124          .11           160         .17           139         .17
   Other............................       1,447         1.33            51         .06           ---         ---
                                        --------       ------       -------      ------       -------      ------
     Gross loans receivable.........     108,462       100.00        93,044      100.00        81,135      100.00
Deduct:

Allowance for loan losses...........         422          .39           362         .39           252         .31
Deferred loan fees..................         334          .31           334         .36           325         .40
Loans in process....................       1,532         1.41         1,448        1.55         2,122        2.62
                                        --------       ------       -------      ------       -------      ------
   Net loans receivable.............    $106,174        97.89%      $90,900       97.70%      $78,436       96.67%
                                        ========       ======       =======      ======       =======      ======
Mortgage Loans:
   Adjustable-rate..................     $21,724        20.32%      $19,954       21.51%     $ 20,683       25.56%
   Fixed-rate.......................      85,167        79.68        72,826       78.49        60,229       74.44
                                        --------       ------       -------      ------       -------      ------
     Total..........................    $106,891       100.00%      $92,780      100.00%      $80,912      100.00%
                                        ========       ======       =======      ======       =======      ======



     The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.


                                        Balance                     Due During Years Ended December 31,
                                    Outstanding at                                       2003       2005      2010       2015
                                     December 31,                                         to         to        to         and
                                         1999             2000       2001       2002     2004       2009      2014     following
                                                                                    (In thousands)
Real estate mortgage loans:
   Residential loans..................$  80,552        $   647   $    292       $216   $   858    $26,043    $31,673    $20,823
   Multi-family loans.................    9,549            ---        ---        ---     1,668      2,610      4,751        520
   Commercial loans...................   12,410             65          5        274       214      3,702      2,549      5,601
Construction loans....................    4,380            ---      1,299        ---       ---        912        959      1,210
Commercial loans......................    1,394            876        100        ---       271        147        ---        ---
Loans secured by deposits.............      124            124        ---        ---       ---        ---        ---        ---
Personal loans........................       53             19        ---          5        29        ---        ---        ---
                                       --------         ------     ------       ----    ------    -------    -------    -------
     Total............................ $108,462         $1,731     $1,696       $495    $3,040    $33,414    $39,932    $28,154
                                       ========         ======     ======       ====    ======    =======    =======    =======


      The following table sets forth, as of December 31, 1999, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                        Due After December 31, 2000
                             -----------------------------------------------
                             Fixed Rates      Variable Rates           Total
                             -----------      --------------           -----
                                              (In thousands)

Real estate mortgage loans:

   Residential loans........    $71,064            $8,841             $79,905
   Multi-family loans.......      5,442             4,107               9,549
   Commercial loans.........      4,815             7,530              12,345
Construction loans..........      3,238             1,142               4,380
Commercial loans............        191               327                 518
Installment loans...........         34               ---                  34
Loans secured by deposits...        ---               ---                 ---
                                -------           -------            --------
   Total....................    $84,784           $21,947            $106,731
                                =======           =======            ========

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

      Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 1999 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Union Federal's residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1999, approximately 20.3% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

      At December 31, 1999, approximately $80.6 million, or 74.3% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $166,000, or .2% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

      Multi-Family Loans. At December 31, 1999, approximately $9.5 million, or 8.8% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 20 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 1999 had a balance of approximately $979,000 and was secured by 28 duplexes located in Crawfordsville, Indiana. On the same date, Union Federal had no multi-family loans included in non-performing assets.

      Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

      Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 1999, Union Federal's largest commercial loan had an outstanding balance of $1.8 million and was secured by farm property in Montgomery County. At December 31, 1999, approximately $12.4 million, or 11.4% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had no commercial real estate loans included in non-performing assets.

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

      Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Union Federal provides construction loans only to borrowers who commit to permanent financing on the finished project. At December 31, 1999, approximately $4.4 million, or 4.0% of Union Federal's total loan portfolio, consisted of construction loans. The largest construction loan had a balance of $514,000 on December 31, 1999 and was secured by a condominium project in Crawfordsville, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

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

      Commercial Loans. Union Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 1999, commercial loans amounted to $1.4 million, or 1.3% of Union Federal's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Union Federal's portfolio, Union Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 1999, none of Union Federal's commercial loans were included in nonperforming assets.

      Consumer Loans. Union Federal's consumer loans, consisting of passbook loans and personal installment loans, aggregated approximately $177,000 at December 31, 1999, or .2% of its total loan portfolio. Union Federal's passbook loans are made up to 90% of the deposit account balance and, at December 31, 1999, accrued at a rate of 7.7%. This rate may change but will always be at least 3% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 1999, none of Union Federal's consumer loans were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

      Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 1999, Union Federal also had six loans which it originated, totaling approximately $609,000, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

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

      Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 1999, Union Federal held in its loan portfolio participations in mortgage loans aggregating $7.7 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $688,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 1999 was a $775,000 interest in a loan secured by a nursing home located in Greensburg, Indiana.

      The following table shows Union Federal's loan origination and repayment activity during the periods indicated:

                                                           Year Ended December 31,
                                                    1999            1998            1997
                                                   --------        -------         -------
                                                               (In thousands)
Gross loans receivable
   at beginning of period.......................    $93,044        $81,135         $73,630
Loans originated:
     Real estate mortgage loans:
       One-to-four family loans.................     23,539         24,763          18,116
       Multi-family loans.......................        908          1,052             654
       Commercial loans.........................      3,461          3,763             483
     Construction loans.........................      4,719          3,163           5,284
     Commercial loans...........................      3,655             51             ---
     Loans secured by deposits..................        224            155             161
     Personal installment loans.................        392             30              85
                                                   --------        -------         -------
         Total originations.....................     36,898         32,977          24,783
Purchases (sales) of participation loans, net...      1,139            800             500
Reductions:
     Principal loan repayments..................     22,424         21,853          17,541
     Transfers from loans to real estate owned..        195             15             237
                                                   --------        -------         -------
         Total reductions.......................     22,619         21,868          17,778
                                                   --------        -------         -------
Total gross loans receivable at
   end of period................................   $108,462        $93,044         $81,135
                                                   ========        =======         =======


      Union Federal's residential loan originations during the year ended December 31, 1999 totaled $23.5 million, compared to $24.8 million and $18.1 million in the years ended December 31, 1998 and 1997, respectively.

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

      Non-performing Assets. At December 31, 1999, $263,000, or .2% of Union Federal's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $349,000, or .3%, of its total assets at December 31, 1998. At December 31, 1999, residential loans accounted for $166,000 of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $97,000 as of December 31, 1999.

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

                                                 At December 31,
                                          ----------------------------
                                          1999         1998       1997
                                          ----        ------      ----
                                              (Dollars in thousands)

Non-performing assets:
   Non-performing loans................. $166           $349       $52
   Foreclosed real estate...............   97            ---        46
                                         ----           ----       ---
     Total non-performing assets........ $263           $349       $98
                                         ====           ====       ===

Non-performing loans to total loans.....  .16%           .38%      .07%

Non-performing assets to total assets...  .22%           .32%      .07%

      Interest income of $7,000, $30,000 and $4,000 for the years ended December 31, 1999, 1998 and 1997, respectively, was recognized on the non-performing loans summarized above. Interest income of $13,000, $33,000 and $5,000 for the years ended December 31, 1999, 1998 and 1997, respectively, would have been recognized under the original terms of these non-performing loans.

      At December 31, 1999, Union Federal held loans delinquent from 30 to 89 days totaling approximately $622,000. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 1999, 1998 and 1997, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                               At December 31, 1999                 At December 31, 1998              At December 31, 1997
                       -------------------------------------  ----------------------------------  ----------------------------------
                           30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days     90 Days or More
                       ------------------  -----------------  ------------------ ---------------- ----------------- ----------------
                                Principal          Principal           Principal        Principal         Principal        Principal
                       Number   Balance    Number   Balance   Number    Balance Number   Balance  Number   Balance Number   Balance
                      of Loans  of Loans  of Loans of Loans  of Loans  of Loansof Loans of Loans of Loans of Loansof Loans  of Loans
                      --------  --------  -------- --------  --------  ---------------------------------------------------  --------
                                                                  (Dollars in thousands)
One- to four-
   family loans.......     9      $429        4      $166         6     $406        3      $50        9     $300        4     $ 47
Commercial
   real estate loans..     2        61      ---       ---         1       17        2       89        1       48      ---      ---
Multi-family
   loans..............     1       132      ---       ---       ---      ---        1      210        1      207      ---      ---
Loans secured
   by deposits........   ---       ---      ---       ---       ---      ---      ---      ---      ---      ---      ---      ---
                         ---      ----      ---      ----       ---     ----      ---     ----      ---     ----      ---      ---
   Total..............    12      $622        4      $166         7     $423        6     $349       11     $555        5      $52
                          ==      ====      ===      ====       ===     ====      ===     ====       ==     ====      ===      ===
Delinquent loans to
   total loans........                                .74%                                 .85%                                .77%
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

      At December 31, 1999, the aggregate amount of Union Federal's classified assets and its general and specific loss allowances were as follows:

                                                          At December 31, 1999
                                                          --------------------
                                                             (In thousands)

  Substandard assets..........................................      $747
  Doubtful assets.............................................       ---
  Loss assets.................................................       ---
                                                                    ----
      Total classified assets.................................      $747
                                                                    ====
  General loss allowances.....................................      $422
  Specific loss allowances....................................       ---
                                                                    ----
      Total allowances........................................      $422
                                                                    ====

      Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard assets at December 31, 1999, Union Federal had a multi-family loan in the amount of $484,000 that was performing. The loan was classified as substandard as a result of a regulatory examination.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 1999. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 1999.

                                                 Year Ended December 31,
                                              -----------------------------
                                              1999        1998         1997
                                              ----        -----        ----
                                                 (Dollars in thousands)

Balance at beginning of period..............  $362         $252        $159
Gross charge-offs - Multi-family loans......   ---          ---        (72)
Provision for losses on loans...............    60          110         165
                                              ----         ----        ----
   Balance end of period....................  $422         $362        $252
                                              ====         ====        ====
Allowance for loan losses as a percent of
   total loans outstanding..................   .40%         .40%        .32%
Ratio of net charge-offs to average
   loans outstanding........................   ---          ---         .10%

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.

                                                                       At December 31,
                                         ---------------------------------------------------------------------------
                                                 1999                       1998                       1997
                                         ---------------------      ---------------------       --------------------
                                                       Percent                    Percent                    Percent
                                                      of loans                   of loans                   of loans
                                                       in each                    in each                    in each
                                                      category                   category                   category
                                                      to total                   to total                     total
                                         Amount         loans       Amount         loans        Amount        loans
                                         ------         -----       ------         -----        ------        -----
                                                                    (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     Residential...............             $90       74.27%           $75         77.19%        $  65        76.95%
     Commercial................             124        8.80             67          6.83            29         4.47
     Multi-family..............             115       11.44            134         11.40            82        12.57
   Construction loans..........              11        4.04             19          4.29            10         5.73
   Commercial loans............              32        1.29            ---           .06           ---          ---
   Loans secured by deposits...             ---         .11            ---           .17           ---          .17
   Personal installment loans..               2         .05            ---           .06           ---          .11
   Unallocated.................              48         ---             67           ---            66          ---
                                           ----      ------           ----        ------          ----       ------
     Total.....................            $422      100.00%          $362        100.00%         $252       100.00%
                                           ====      ======           ====        ======          ====       ======



Investments

     Investments. The Company's investment portfolio generally consists of U.S. Treasury and federal agency securities, mortgaged-backed securities, marketable equity securities, FHLB stock and an investment in Pedcor Investments - 1993 - XVI, L.P. See "--Service Corporation Subsidiary." At December 31, 1999, approximately $9.9 million, or 8.2%, of the Company's total assets consisted of such investments. The Company also had $2.8 million, or 2.3% of its assets, in interest-earning deposits as of that date.

     The amount of interest-earning deposits held by the Company increased significantly during 1997 as a result of the Conversion. Because the subscription offering for the Holding Company's Common Stock was oversubscribed, the Company delivered refund checks during the last week of December, 1997 to those subscribers whose purchase orders were not filled. Many of those checks had not cleared as of December 31, 1997, thereby increasing the amount of funds held by the Company in interest-bearing deposits. In addition, the Company invested some of the proceeds that it received from the stock offering in interest-bearing overnight accounts at the FHLB Indianapolis, which also increased the amount of its interest-bearing deposits at December 31, 1997. The amount of interest-earning deposits decreased to $6.2 million at December 31, 1998 as a result of the payment of the stock subscription of $22.7 million and increased investment in loans and investment securities during 1998.

      The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.

                                                                At December 31,
                                        -----------------------------------------------------------------
                                              1999                   1998                    1997
                                        ------------------     ------------------     -------------------
                                        Amortized   Market     Amortized   Market     Amortized    Market
                                          Cost       Value       Cost       Value       Cost        Value
                                                                  (In thousands)
Investment securities:
Available for sale:
   marketable equity securities.......     $290        $315   $    ---    $   ---      $   ---   $    ---
Held to maturity:
   U.S. Treasury.......................     ---         ---        ---        ---          350        350
   Federal agencies....................   4,715       4,386      4,500      4,479        3,346      3,351
   Mortgage-backed securities..........   2,807       2,813      3,526      3,696        2,124      2,302
                                          -----       -----      -----      -----        -----      -----
     Total investment securities
       held to maturity................   7,522       7,199      8,026      8,175        5,820      6,003
Investment in limited partnership......   1,012          (1)     1,055         (1)       1,176         (1)
FHLB stock (2).........................   1,044       1,044        745        745          708        708
                                         ------                 ------                  ------
Total investments......................  $9,868                 $9,826                  $7,704
                                         ======                 ======                  ======

(1)  Market values are not available
(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

         The following table sets forth the amount of investment securities (excluding mortgage-backed securities, marketable equity securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999.

                                                         Amount at December 31, 1999 which matures in
                                     -----------------------------------------------------------------------------------
                                          One Year             One Year            Five Years
                                           or Less           to Five Years        to Ten Years          After Ten Years
                                     -------------------  ------------------   -------------------     ------------------
                                     Amortized   Average  Amoritzed  Average   Amortized   Average     Amortized  Average
                                       Cost       Yield     Cost      Yield      Cost       Yield        Cost      Yield
                                     --------    -------  ---------  -------   ---------   -------     ---------  -------
                                                                 (Dollars in thousands)
Federal agency securities...........   $---       ---%     $2,415      5.97%      $---        ---%      $2,300   6.64%


Mortgage-backed Securities

         The following table sets forth the composition of Union Federal's mortgage-backed securities portfolio at the dates indicated.


                                                                                    December 31,
                                                -----------------------------------------------------------------------------------
                                                            1999                        1998                        1997
                                                --------------------------  -------------------------    --------------------------
                                                Amortized  Percent  Market  Amortized  Percent Market    Amortized  Percent  Market
                                                  Cost    of Total   Value    Cost    of Total  Value      Cost    of Total   Value
                                                --------- --------  ------  --------- -------- ------    --------- --------  ------
                                                                                   (In thousands)
Governmental National
   Mortgage Corporation....................    $    689    24.5%    $   748    $991    28.1%   $1,095     $1,223    57.6%    $1,348
Federal Home Loan Mortgage Corporation.....       2,043    72.8       1,995   2,395    67.9     2,464        635    29.9        691
Federal National
   Mortgage Corporation....................          63     2.3          58     123     3.5       120        243    11.4        240
Other......................................          12      .4          12      17      .5        17         23     1.1         23
                                                 ------   -----      ------  ------   -----    ------     ------   -----     ------
   Total mortgage- backed securities.......      $2,807   100.0%     $2,813  $3,526   100.0%   $3,696     $2,124   100.0%    $2,302
                                                 ======   =====      ======  ======   =====    ======     ======   =====     ======


         The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999.


                                                                        Amount at December 31, 1999 which matures in
                                                  -------------------------------------------------------------------------------
                                                          One Year                    One Year to                 After
                                                           or Less                     Five Years               Five Years
                                                  ------------------------      -----------------------    ----------------------
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average    Amortized      Average
                                                     Cost           Yield         Cost           Yield       Cost          Yield
                                                  ----------      --------      ---------      --------    ---------     --------
                                                                             (Dollars in thousands)
Mortgage-backed securities......................        $3         10.66%          $494           8.75%     $2,310         7.07%


      The   following   table  sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 1999, 1998 and 1997.

                                           For the Year Ended
                                              December 31,
                             --------------------------------------------------
                              1999                  1998                  1997
                             ------                ------                ------
                                               (In thousands)

Beginning balance......      $3,526                $2,124                $2,752
Purchases..............         ---                 2,004                   ---
Repayments.............        (731)                 (607)                 (639)
Premium and discount
   amortization, net...          12                     5                    11
                             ------                ------                ------
Ending balance.........      $2,807                $3,526                $2,124
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

      An analysis of the Company's deposit accounts by type, maturity, and rate at December 31, 1999, is as follows:


                                                        Minimum        Balance at                          Weighted
                                                        Opening       December 31,          % of            Average
Type of Account                                         Balance           1999            Deposits           Rate
-----------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts..................  $      10              $3,184            4.62%            4.00%
   Variable rate, money market....................         10              16,329           23.67             4.97
   NOW accounts and other transaction accounts....        500               2,852            4.13             1.78
                                                                          -------          ------             ----
     Total withdrawable...........................                         22,365           32.42             4.43
                                                                          -------          ------             ----
Certificates (original terms):
   3 months or less...............................      1,000                  10             .01             4.12
   6 months.......................................      1,000               2,740            3.97             4.60
   12 months......................................      1,000               3,669            5.32             4.74
   18 months......................................      1,000               5,999            8.69             5.09
   24 months......................................      1,000               3,574            5.18             5.39
   30 months......................................      1,000              10,380           15.05             5.54
   36 months .....................................      1,000               2,957            4.29             5.83
   48 months......................................      1,000                 557             .81             5.84
   60 months......................................      1,000               6,039            8.75             5.96
Jumbo certificates - $100,000 and over............    100,000              10,700           15.51             5.63
                                                                          -------          ------             ----
Total certificates................................                         46,625           67.58             5.45
                                                                          -------          ------             ----
Total deposits....................................                        $68,990          100.00%            5.12%
                                                                          =======          ======             ====


      The following table sets forth by various interest rate categories the composition of time deposits of Union Federal at the dates indicated:

                                             At December 31,
                            ------------------------------------------------
                            1999                  1998                  1997
                            ----                  ----                  ----
                                            (In thousands)

3.00 to 3.99%........      $     1             $    ---               $   ---
4.00 to 4.99%........       11,957                4,193                 3,622
5.00 to 5.99%........       22,850               27,459                19,245
6.00 to 6.99%........       11,800               17,119                22,894
7.00 to 7.99%........           17                   26                   420
                           -------              -------               -------
   Total.............      $46,625              $48,797               $46,181
                           =======              =======               =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1999. Matured certificates, which have not been renewed as of December 31, 1999, have been allocated based upon certain rollover assumptions.


                                      Amounts at December 31, 1999 Maturing In
                    ----------------------------------------------------------------------------
                    One Year                 Two                  Three             Greater Than
                     or Less                Years                 Years              Three Years
                     -------              -------              --------                ------
                                                   (In thousands)

3.00 to 3.99%..      $     1              $   ---              $    ---                $  ---
4.00 to 4.99%..        8,793                3,168                   159                   ---
5.00 to 5.99%..       12,961                7,029                 1,141                 3,446
6.00 to 6.99%..        3,685                2,403                 3,017                   815
7.00 to 7.99%..            7                  ---                   ---                   ---
                     -------              -------              --------                ------
   Total.......      $25,447              $12,600              $  4,317                $4,261
                     =======              =======              ========                ======


     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                            At December 31, 1999
                                                           ---------------------
   Maturity Period                                             (In thousands)
   Three months or less...................................        $  2,895
   Greater than three months through six months...........           1,194
   Greater than six months through twelve months..........           2,101
   Over twelve months.....................................           4,510
                                                                   -------
        Total.............................................         $10,700
                                                                   =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that the Company offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          DEPOSIT ACTIVITY
                                        --------------------------------------------------------------------------------------------
                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1999       Deposits     1998       1998       Deposits     1997       1997     Deposits
                                           -------      ------     ------    -------       ------     ------    -------      ------
                                                                       (Dollars in thousands)

Withdrawable:
   Fixed rate, passbook accounts......      $3,184        4.62%  $   (226)    $3,410         5.26%   $(1,169)  $  4,579        7.35%
   Variable rate, money market........      16,329       23.67      5,535     10,794        16.65      1,669      9,125       14.66
   NOW accounts and other
     transaction accounts.............       2,852        4.13      1,007      1,845         2.84       (528)     2,373        3.81
                                           -------      ------     ------    -------       ------     ------    -------      ------
     Total withdrawable...............      22,365       32.42      6,316     16,049        24.75        (28)    16,077       25.82
                                           -------      ------     ------    -------       ------     ------    -------      ------
Certificates (original terms):
   3 months...........................          10         .01        (91)       101          .16                   101         .16
   6 months...........................       2,740        3.97       (446)     3,186         4.91       (592)     3,778        6.07
   12 months..........................       3,669        5.32       (262)     3,931         6.06     (1,546)     5,477        8.80
   18 months..........................       5,999        8.69     (2,056)     8,055        12.42         69      7,986       12.83
   24 months..........................       3,574        5.18     (1,870)     5,444         8.40        270      5,174        8.31
   30 months..........................      10,380       15.05      1,390      8,990        13.86      2,375      6,615       10.62
   36 months .........................       2,957        4.29       (511)     3,468         5.35       (386)     3,854        6.19
   48 months..........................         557         .81         48        509          .78        188        321         .52
   60 months..........................       6,039        8.75        277      5,762         8.89        (53)     5,815        9.34
Jumbo certificates....................      10,700       15.51      1,349      9,351        14.42      2,291      7,060       11.34
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total certificates....................      46,625       67.58     (2,172)    48,797        75.25      2,616     46,181       74.18
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total deposits........................     $68,990      100.00%    $4,144    $64,846       100.00%    $2,588    $62,258      100.00%
                                           =======      ======     ======    =======       ======     ======    =======      ======


     Total deposits at December 31, 1999 were approximately $69.0 million, compared to approximately $64.8 million at December 31, 1998. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

      Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 1999, Union Federal had borrowings in the amount of $11.7 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2004. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $837,000 under a note payable that is not included in the following table. See "--Service Corporation Subsidiary."

      The following table presents certain information relating to Union Federal's borrowings at or for the years ended December 31, 1999, 1998 and 1997.

                                                                   At or for the Year
                                                                   Ended December 31,
                                                      ------------------------------------------
                                                        1999             1998              1997
                                                      -------            ----             ------
                                                               (Dollars in thousands)

FHLB Advances:
     Outstanding at end of period..................   $11,659            $772             $2,373
     Average balance outstanding for period........     6,043             873              5,748
     Maximum amount outstanding at any
       month-end during the period.................    11,659           1,272              6,873
     Weighted average interest rate
       during the period...........................      5.66%           5.84%              5.90%
     Weighted average interest rate
       at end of period............................      5.76%           5.71%              5.71%

Return on Equity and Assets
                                                        1999             1998              1997
                                                      -------            ----             ------
     Return on assets (net income
        divided by average total assets)...........      1.72%           1.82%              1.38%
     Return on equity (net income
        divided by average equity).................      5.02            4.65               8.10
     Dividend payout ratio (dividends
        per share divided by net
        income per share)..........................     57.41           50.71                ---
     Equity to assets ratio (average
        equity divided by average
        total assets)..............................     34.25           39.24              17.03


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

      UFS committed to invest approximately $1.8 million in Pedcor at the inception of the project in November, 1993. Through December 31, 1999, UFS had invested cash of approximately $973,000 in Pedcor with five additional annual capital contributions remaining to be paid in January of each year through January, 2004, totaling $837,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor, and Pedcor currently owes Union Federal $659,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

       UFS transfers the tax credits resulting from Pedcor's operation of the Project to Union Federal. These tax credits will be available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize available tax credits during the carry forward period. Additionally, Pedcor has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor, which at December 31, 1999, was $1.0 million. As of December 31, 1999, 100% of the units in the Project were occupied, and all of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor.

      The following summarizes UFS's equity in Pedcor's losses and tax credits recognized in Union Federal's consolidated financial statements.

                                                   Year Ended December 31,
                                             ---------------------------------
                                             1999            1998         1997
                                           -------          ------       ------
                                                        (In Thousands)
Investment in Pedcor:
   Net of equity in losses...............   $1,012          $1,055       $1,176
                                            ======          ======       ======

Equity in losses, net
   of income tax effect..................  $   (26)        $   (73)      $  (95)
Tax credit...............................      178             178          178
                                           -------          ------       ------
Increase in after-tax net income from
   Pedcor investment.....................  $   152          $  105       $   83
                                            ======          ======       ======

Employees

      As of December 31, 1999, Union Federal employed 16 persons on a full-time basis. Union Federal does not have any part-time employees. None of Union Federal's employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Union Federal's semi-annual assessment is $17,000.

         Union Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Union Federal's securities, and limitations upon other aspects of banking operations. In addition, Union Federal's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Savings and Loan Holding Company Regulation

         The Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Union Federal is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

         The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Union Federal were a bank. See "-Qualified Thrift Lender." At December 31, 1999, Union Federal's asset composition was in excess of that required to qualify us as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Union Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of Union Federal's subsidiaries (other than Union Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

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

Federal Home Loan Bank System

         Union Federal is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB will become voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period will have to qualify for membership under the criteria that existed prior to the enactment of the GLB Act. Union Federal currently intends to remain a member of the FHLB of Indianapolis.

         As a member of the FHLB, Union Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 1, 1999, Union Federal's investment in stock of the FHLB of Indianapolis was $1.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the fiscal year ended December 31, 1999, dividends paid by the FHLB of Indianapolis to Union Federal totaled approximately $70,000, for an annual rate of 8.0%.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as Union Federal and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. During 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law. In 1996, however, legislation was enacted to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF. See "- Assessments" below.

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

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Union Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Union Federal recognized this one-time assessment as a non-recurring operating expense of approximately $1.3 million ($785,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Union Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. This amendment became effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1999, Union Federal was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Union Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 1999, would have been required to deduct $2.0 million from its total capital available to calculate its risk-based capital requirement. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the prior version of the regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 1999, Union Federal's retained net income standard was approximately $4.0 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Union Federal is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that Union Federal file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on Union Federal's current operations.

Safety and Soundness Standards

         In 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. During 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

         Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Union Federal has established an "in-house" lending limit of $2 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Union Federal's board of directors. At December 31, 1999, Union Federal had no loan relationships that exceeded its "in-house" lending limit. Also on that date, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1999, Union Federal was in compliance with its QTL requirement, with approximately 89.4% of its assets invested in QTIs.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Code or the asset composition test of ss. 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis.

Transactions with Affiliates

         Union Federal is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and their directors, executive officers and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

         The shares of Common Stock of the Holding Company have been registered with the SEC under the 1934 Act and, as a result, the Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Union Federal's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Item 2.   Properties.

         The following table provides certain information with respect to Union Federal's office as of December 31, 1999:

                                                             Net Book
                                                             Value of
                                                             Property,   Approximate
    Description                Owned or   Year     Total    Furniture &    Square
    and Address                 leased   Opened  Deposits    Fixtures      Footage
    ------------------------------------------------------------------------------
                                 (Dollars in thousands)
221 East Main Street             Owned    1913    $68,990      $367        19,065
Crawfordsville, Indiana 47933


      Union Federal has also contracted for data processing and reporting services from Intrieve, Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $6,800 per month.

      Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $1,200 per month.

      Union Federal also receives income from leasing office space on the second floor of its building and parking spaces located behind its building. Union Federal's gross income from renting the office space was $27,000 for the year ended December 31, 1999, and its gross income from renting the parking spaces was approximately $9,000 for the year ended December 31, 1999.

Item 3.  Legal Proceedings.

         Although Union Federal is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which it presently is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1999.

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

         Joseph E. Timmons (age 65) has served as President and Chief Executive Officer of the Holding Company since 1997, of Union Federal since 1974 and of UFS Service Corp. since its inception in 1994. He has been an employee of Union Federal since 1954.

         Denise E. Swearingen (age 41) has served as the Holding Company's Secretary and Treasurer since 1997 and as Union Federal's Secretary and Controller/Treasurer since 1995. She has worked for Union Federal since 1983.

         Ronald L. Keeling (age 48) has served as the Holding Company's Vice President since 1997, as Union Federal's Vice President and Assistant Secretary since 1984 and as Senior Loan Officer since 1979. He has worked for Union Federal since 1971.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 43 of the Holding Company's 1999 Shareholder Annual Report (the "Shareholder Annual Report").

Item 6.  Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 2 and 3 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 3 through 15 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

         The information required by this item is incorporated by reference to pages 13 through 15 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 16 through 40 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information required by this item with respect to Directors is incorporated by reference to pages 2 to 4 and page 7 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held April 19, 2000 (the "2000 Proxy Statement"). The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

     The information required by this item with respect to Directors is incorporated by reference to pages 5 and 6 of the Holding Company's 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item with respect to Directors is incorporated by reference to page 3 of the Holding Company's 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item with respect to Directors is incorporated by reference to pages 6 and 7 of the Holding Company's 2000 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

                                                                  Annual Report
                                                                      Page No.

         Financial Statements:
         Independent Auditor's Report                                    16
         Consolidated Balance Sheet at December 31, 1999, and 1998       17
         Consolidated Statement of Income for the Years Ended
                December 31, 1999, 1998, and 1997                        18
         Consolidated Statement of Shareholders' Equity
                for the Years Ended
                December 31, 1999, 1998, and 1997.                       19
         Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1999, 1998, and 1997                        20
         Notes to Consolidated Financial Statements                      21

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

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

         UNION COMMUNITY BANCORP


Date:  March 30, 2000                          By: /s/ Joseph E. Timmons
                                               ---------------------------------
                                               Joseph E. Timmons, President and
                                               Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2000.

     Signatures                         Title                           Date

(1)  Principal Executive Officer:



     /s/ Joseph E. Timmons                                   )
     --------------------------                              )
     Joseph E. Timmons              President and            )
                                    Chief Executive Officer  )
                                                             )
                                                             )
(2)  Principal Financial and                                 )
     Accounting Officer:                                     )
                                                             )
                                                             )
     /s/ Denise E. Swearingen       Treasurer                )
     --------------------------                              )
     Denise E. Swearingen                                    )
                                                             )
                                                             )    March 30, 2000
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
                                                             )
     /s/ Philip L. Boots            Director                 )
     --------------------------                              )
     Philip L. Boots                                         )
                                                             )
                                                             )
     /s/ Marvin L. Burkett          Director                 )
     --------------------------                              )
     Marvin L. Burkett                                       )
                                                             )
                                                             )
     /s/ Phillip E. Grush           Director                 )
     --------------------------                              )
     Phillip E. Grush                                        )
                                                             )
                                                             )

     /s/ Samuel H. Hildebrand                                )
     --------------------------                              )
     Samuel H. Hildebrand           Director                 )
                                                             )
                                                             )
     /s/ John M. Horner             Director                 )
     --------------------------                              )
     John M. Horner                                          )
                                                             )
                                                             )    March 30, 2000
     /s/ Harry A. Siamas            Director                 )
     --------------------------                              )
     Harry A. Siamas                                         )
                                                             )
                                                             )
     /s/ Joseph E. Timmons          Director                 )
     --------------------------                              )
     Joseph E. Timmons                                       )
                                                             )

                                  EXHIBIT INDEX

     Exhibit No.           Description                                     Page

         3(1) Registrant's Articles of Incorporation are incorporated by reference to to Exhibit 3(1) to the Registration Statement

         (2) Registrant's Code of By-Laws is incorporated by reference to to Exhibit 3(2) to the Registration Statement

         10(5) Employment Agreement between Union Federal Savings and Loan Association and Joseph E. Timmons incorporated by reference to to Exhibit 10(5) to the Registration Statement

         (6) Exempt Loan and Share Purchase Agreement between Trust under Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement and Union Community Bancorp is incorporated by reference to Exhibit 10(6) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, which was filed with the Commission on April 1, 1998

         21       Subsidiaries of the Registrant

         23       Consent of Independent Auditors

         27       Financial Data Schedule (filed electronically)