Form 10-Q
period 2000-03-31
UNION COMMUNITY BANCORP
filed 2000-05-15
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2000 was 2,568,750.

                             Union Community Bancorp

                                    Form 10-Q

                                      Index

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                      3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet                              4

             Consolidated Condensed Statement of Income                        5

             Consolidated Condensed Statement of Shareholders' Equity          6

             Consolidated Condensed Statement of Cash Flows                    7

             Notes to Unaudited Consolidated Condensed Financial Statements    8

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations.                                            8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11
Item 2.  Changes in Securities                                                11
Item 3.  Defaults Upon Senior Securities                                      11
Item 4.  Submission of Matters to a Vote of Security Holders                  11
Item 5.  Other Information                                                    11
Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY

                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                                                                                         March 31,              December 31,
                                                                                           2000                     1999
                                                                                  ------------------------ -------------------------
  Assets
       Cash                                                                       $          158,479       $          286,812
       Interest-bearing demand deposits                                                    2,549,518               2,830,213
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                       2,707,997               3,117,025
       Investment securities

           Available for sale                                                                198,760                 315,463
           Held to maturity                                                                7,461,900               7,521,923
                                                                                  ------------------------ -------------------------
                Total investment securities                                                7,660,660               7,837,386
       Loans, net of allowance for loan losses of $437,258 and $422,258                  107,683,658             106,173,782
       Premises and equipment                                                                363,293                 367,427
       Federal Home Loan Bank stock                                                        1,043,700               1,043,700
       Investment in limited partnership                                                     981,609               1,011,609
       Interest receivable                                                                   816,786                 823,768
       Other assets                                                                          122,832                 278,942
                                                                                  ------------------------ -------------------------

           Total assets                                                               $  121,380,535          $  120,653,639
                                                                                  ======================== =========================

  Liabilities

       Deposits

           Noninterest-bearing                                                      $      1,321,126        $      1,151,075
           Interest-bearing                                                               69,509,910              67,839,367
                                                                                  ------------------------ -------------------------
                Total deposits                                                            70,831,036              68,990,442
       Federal Home Loan Bank advances                                                    10,534,893              11,658,526
       Note payable                                                                          654,542                 837,442
       Interest payable                                                                      138,080                 122,565
       Dividends payable                                                                     336,883                 315,591
       Other liabilities                                                                     689,317                 449,158
                                                                                  ------------------------ -------------------------
           Total liabilities                                                              83,184,751              82,373,724
                                                                                  ------------------------ -------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no-par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares

           Issued and outstanding - 2,568,750 and 2,600,700 shares                        25,079,437              25,389,422
       Retained earnings                                                                  16,077,730              15,912,206
       Accumulated other comprehensive income (loss)                                          (6,981)                 15,385
       Unearned employee stock ownership plan ("ESOP") shares                             (1,598,615)             (1,624,444)
       Unearned recognition and retention plan ("RRP") shares                             (1,355,787)             (1,412,654)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     38,195,784              38,279,915
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                 $  121,380,535          $  120,653,639
                                                                                  ======================== =========================


  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY

                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                          ------------------- -------------------
                                                                                                 2000                 1999
                                                                                          ------------------- -------------------
  Interest and Dividend Income

       Loans                                                                                 $  2,106,274        $  1,816,349
       Investment securities                                                                      131,531             141,532
       Dividends on Federal Home Loan Bank stock                                                   20,760              14,686
       Deposits with financial institutions                                                        23,296              49,045
                                                                                          ------------------- -------------------
           Total interest and dividend income                                                   2,281,861           2,021,612
                                                                                          ------------------- -------------------

  Interest Expense

       Deposits                                                                                   897,382             859,225
       Federal Home Loan Bank advances                                                            171,180              11,414
                                                                                          ------------------- -------------------
           Total interest expense                                                               1,068,562             870,639
                                                                                          ------------------- -------------------

  Net Interest Income                                                                           1,213,299           1,150,973
       Provision for loan losses                                                                   15,000              15,000
                                                                                          ------------------- -------------------
  Net Interest Income After Provision for Loan Losses                                           1,198,299           1,135,973
                                                                                          ------------------- -------------------

  Other Income (Losses)
       Equity in losses of limited partnerships                                                   (30,000)            (25,000)
       Net realized gains on sales of available for sale securities                                 8,331
       Other income                                                                                33,096              13,779
                                                                                          ------------------- -------------------
           Total other income (losses)                                                             11,427             (11,221)
                                                                                          ------------------- -------------------

  Other Expenses

       Salaries and employee benefits                                                             266,106             266,869
       Net occupancy expenses                                                                       5,914               7,167
       Equipment expenses                                                                           4,978               7,883
       Deposit insurance expense                                                                    3,840              11,221
       Legal and professional fees                                                                 22,805              34,549
       Data processing fees                                                                        19,502              61,023
       Other expenses                                                                              69,470              70,179
                                                                                          ------------------- -------------------
           Total other expenses                                                                   392,615             458,891
                                                                                          ------------------- -------------------

  Income Before Income Tax                                                                        817,111             665,861
       Income tax expense                                                                         281,889             230,736
                                                                                          ------------------- -------------------

  Net Income                                                                                  $   535,222         $   435,125
                                                                                          =================== ===================

  Basic Earnings per Share                                                                    $       .23         $       .17
                                                                                          =================== ===================

  Diluted Earnings per Share                                                                  $       .23         $       .17
                                                                                          =================== ===================





  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY

            Consolidated Condensed Statement of Shareholders' Equity

                    For the Three Months Ended March 31, 2000
                                   (Unaudited)


                                  Common Stock                                   Accumulated
                             ------------------------                               Other      Unearned
                               Shares                Comprehensive Retained    Comprehensive     ESOP       Unearned
                             Outstanding   Amount       Income     Earnings    Income (Loss)    Shares     Compensation    Total
                             ------------ ---------- ------------ ------------ -------------- ----------- ------------- -----------

Balances, January 1, 2000     2,600,700   $25,389,422             $ 15,912,206   $ 15,385     $(1,624,444)$(1,412,654)  $38,279,915
  Comprehensive income

    Net income for the period                          $ 535,222       535,222                                              535,222
    Other comprehensive
      loss, net of tax
      Unrealized losses on
        securities                                       (22,366)                 (22,366)                                  (22,366)
                                                     ------------
  Comprehensive income                                 $ 512,856
                                                     ============
  Cash dividends
   ($.14 per share)                                                  (336,883)                                             (336,883)
  Purchase of common  stock    (31,950)     (311,948)                 (32,815)                                             (344,763)
  Amortization of unearned
     compensation expense                                                                                       56,867       56,867
  ESOP shares earned                            1,963                                              25,829                    27,792
                             ----------- -----------              ------------ -------------- ----------- ------------- -----------
Balances, March 31, 2000     2,568,750   $ 25,079,437             $ 16,077,730  $ (6,981)     $(1,598,615)$(1,355,787)  $38,195,784
                             =========== ===========              ============ ============== =========== ============= ===========




See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                              ---------------- ---------------
                                                                                                   2000             1999
                                                                                              ---------------- ---------------
  Operating Activities

       Net income                                                                                $  535,222      $   435,125
       Adjustments to reconcile net income to
            net cash provided by operating activities
         Provision for loan losses                                                                   15,000           15,000
         Depreciation and amortization                                                                6,530            7,798
         Investment securities accretion, net                                                        (2,962)          (3,405)
         Gain on sale of investment securities available for sale                                    (8,331)
         Equity in losses of limited partnerships                                                    30,000           25,000
         Amortization of unearned compensation expense                                               56,867           56,866
         ESOP shares earned                                                                          27,792           31,250
         Net change in:
           Interest receivable                                                                        6,982          (22,985)
           Interest payable                                                                          15,515          (18,983)
           Other assets                                                                              85,461           47,301
           Other liabilities                                                                         96,069          231,737
                                                                                              ---------------- ---------------
                Net cash provided by operating activities                                           864,145          804,704
                                                                                              ---------------- ---------------

  Investing Activities
       Investment securities

           Purchase of securities available for sale                                                                (778,529)
           Purchase of securities held to maturity                                                                  (815,000)
           Proceeds from sales of investment securities available for sale                           87,997
           Proceeds from maturities of securities held to maturity and paydowns of mortgage-
                    backed securities                                                                62,985          558,628
       Net changes in loans                                                                      (1,439,556)      (5,648,458)
       Purchases of property and equipment                                                           (2,396)         (19,846)
       Other investing activities                                                                                       (850)
                                                                                              ---------------- ---------------
                Net cash used by investing activities                                            (1,290,970)      (6,704,055)
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in

         Interest-bearing demand and savings deposits                                             1,016,740        3,134,450
         Certificates of deposit                                                                    823,854         (518,933)
       Proceeds from borrowings                                                                   6,000,000        2,000,000
       Repayment of borrowings                                                                   (7,306,533)        (296,900)
       Cash dividends                                                                              (315,591)        (270,567)
       Repurchase of common stock                                                                  (344,763)      (1,309,693)
       Net change in advances by borrowers for taxes and insurance                                  144,090          120,695
                                                                                              ---------------- ---------------
                Net cash provided by financing activities                                            17,797        2,859,052
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                          (409,028)      (3,040,299)

  Cash and Cash Equivalents, Beginning of Period                                                  3,117,025        6,191,080
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                      $ 2,707,997     $  3,150,781
                                                                                              ================ ===============

  Additional Cash Flows Information

       Interest paid                                                                            $ 1,053,047    $     889,622
       Income tax paid                                                                              228,025           38,610



  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY

         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2000, and for the three months ended March 31, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                              Three Months Ended                         Three Months Ended March
                                                March 31, 2000                                   31, 1999
                                   ------------------------------------------       --------------------------------------
                                                    Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                                    ------           ------                       ------        ------
Basic earnings per share
  Income available to common
  shareholders                         $ 535,222    2,324,276          $ .23        $ 435,125   2,595,026           $ .17
                                                                  ===========                                =============

Effect of dilutive RRP awards
and stock options
                                   -------------- ---------------                 ------------ -------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                            $ 535,222    2,324,276          $ .23        $ 435,125   2,595,026          $  .17
                                   ============== =============== ===========     ============ ============= =============




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

Union Federal was organized as a state-chartered savings and loan association in 1913. Since then, Union Federal has conducted its business from its full-service office located in Crawfordsville, Indiana. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Union Federal offers a number of financial services, including: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans; (v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts ("MMDAs"); (vii) passbook savings accounts; and (viii) certificates of deposit.

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

Financial Condition

Total assets increased $727,000, or .6%, to $121.4 million at March 31, 2000, from $120.7 million at December 31, 1999. The increase was primarily due to loan growth of $1.5 million. Net loans increased by 1.4% to $107.7 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending.

Deposits increased by $1.8 million to $70.8 million during the first quarter of 2000. Demand and savings deposits increased $1.0 million, or 4.4%, from December 31, 1999 to March 31, 2000 primarily due to an increase in money market savings of $846,000. Certificates of deposit also increased $824,000, or 1.8%, during this period.

Borrowed funds decreased by $1.3 million, or 10.5%, from December 31, 1999 to March 31, 2000. The decrease in total borrowed funds resulted from a decrease in FHLB advances of $1.1 million and a decrease in the note payable to a limited partnership of $183,000.

Shareholders' equity decreased $84,000 to $38.2 million at March 31, 2000. The decrease was primarily due to stock repurchases of $345,000, cash dividends of $337,000 and unrealized losses on securities available for sale of $22,000. These decreases were offset by net income for three months ended March 31, 2000 of $535,000, Employee Stock Ownership Plan shares earned of $28,000 and unearned compensation amortization of $57,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
1999

Net income increased $100,000, or 23.0%, from $435,000 for the three months ended March 31, 1999 to $535,000 for the three months ended March 31, 2000. The increases were primarily attributable to an increase in the volume of interest earning assets and a decrease in non-interest expenses. The return on average assets was 1.77% and 1.60% for the three months ended March 31, 2000 and 1999, respectively.

Interest income increased $260,000, or 12.9%, from $2.0 million for the three months ended March 31, 1999 to $2.3 million for same period in 2000. Interest expense increased $198,000, or 22.7%, from $871,000 for the three months ended March 31, 1999 to $1.1 million for the same period in 2000. As a result, net interest income for the three months ended March 31, 2000 amounted to $1.2 million, a 5.4% increase from the first quarter of 1999. Although the Company's net interest income increased due to an increase in the volume of interest earning assets, the Company's net interest margin decreased from 4.3% for the first quarter of 1999 to 4.1% for the comparable period in 2000.

The provision for loan losses made for the three months ended March 31, 2000 was $15,000 as compared to $15,000 for the same period in 1999. The 2000 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) increased from losses of $11,000 for the three months ended March 31, 1999 to income of $11,000 for the three months ended March 31, 2000. This increase was due in part to $8,000 of gains on sales of securities available for sale. An increase in customer fee income also contributed to the increase in other income. Other income (losses) also includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for both three month periods ended March 31, 2000 and 1999.

Other expenses decreased from $459,000 for the first quarter of 1999 to $393,000 for the first quarter of 2000. This decrease was primarily due to $35,000 of non-recurring expenses related to the Company's data processing conversion during the first quarter of 1999.

Income tax expense increased $51,000, or 22.2%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase was directly related to the increase in taxable income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had no loans classified as special mention as of March 31, 2000 and 1999. In addition, Union Federal had $636,000 and $650,000 of loans classified as substandard at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000 and December 31, 1999, no loans were classified as doubtful or loss. At March 31, 2000, and December 31, 1999, respectively, $153,000 and $166,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $437,000 or .40% of loans at March 31, 2000 as compared to $422,000 or .40% of loans at December 31, 1999.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2000, Union Federal had liquid assets of $10.2 million and a liquidity ratio of 10.8%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2000 and 1999, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                   March 31, 2000

                    Net Portfolio Value           NPV as % of PV of Assets
Changes
In Rates   $ Amount     $ Change    % Change     NPV Ratio          Change
--------   --------     --------    --------     ---------          ------
+300 bp     23,768       -9,236        -28%        21.64%           -584 bp
+200 bp     26,777       -6,227        -19%        23.66%           -383 bp
+100 bp     29,896       -3,107         -9%        25.63%           -185 bp
   0 bp     33,004                                 27.49%
-100 bp     35,852        2,848          9%        29.09%           +160 bp
-200 bp     37,948        4,944         15%        30.19%           +271 bp
-300 bp     39,746        6,743         20%        31.10%           +361 bp





                                 March 31, 1999

                       Net Portfolio Value         NPV as % of PV of Assets
Changes
In Rates  $ Amount     $ Change      % Change      NPV Ratio      Change
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



The analysis at March 31, 2000 indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1999.


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

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNION COMMUNITY BANCORP

Date:          May 12, 2000                    By: /s/ Joseph E. Timmons
              --------------                   -------------------------
                                                         Joseph E. Timmons
                                                         President and
                                                         Chief Executive Officer

Date:          May 12, 2000                    By: /s/ Denise E. Swearingen
              --------------                   ----------------------------
                                                         Denise E. Swearingen
                                                         Treasurer