Form 10-Q
period 2000-06-30
UNION COMMUNITY BANCORP
filed 2000-08-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2000 was 2,486,050.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                      3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Condensed Balance Sheet                             4

              Consolidated Condensed Statement of Income                       5

              Consolidated Condensed Statement of Shareholders' Equity         6

              Consolidated Condensed Statement of Cash Flows                   7

              Notes to Unaudited Consolidated Condensed Financial Statements   8

Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12
Item 2.   Changes in Securities and Use of Proceeds                           12
Item 3.   Defaults Upon Senior Securities                                     12
Item 4.   Submission of Matters to a Vote of Security Holders                 12
Item 5.   Other Information                                                   12
Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet

                                   (Unaudited)

                                                                                  June 30,               December 31,
                                                                                    2000                     1999
                                                                              --------------------- ------------------
  Assets
       Cash                                                                    $      135,930         $       286,812
       Interest-bearing demand deposits                                             2,006,400               2,830,213
                                                                              --------------------- ------------------
           Cash and cash equivalents                                                2,142,330               3,117,025
       Investment securities
           Available for sale                                                         197,500                 315,463
           Held to maturity                                                         7,714,537               7,521,923
                                                                              --------------------- ------------------
                Total investment securities                                         7,912,037               7,837,386
       Loans, net of allowance for loan losses
          of $452,258 and $422,258                                                108,109,192             106,173,782
       Premises and equipment                                                         364,975                 367,427
       Federal Home Loan Bank stock                                                 1,043,700               1,043,700
       Investment in limited partnership                                              956,609               1,011,609
       Interest receivable                                                            741,645                 823,768
       Other assets                                                                   155,806                 278,942
                                                                              --------------------- ------------------
           Total assets                                                         $ 121,426,294          $  120,653,639
                                                                              ===================== ==================

  Liabilities

       Deposits
           Noninterest-bearing                                                $     2,446,088        $      1,151,075
           Interest-bearing                                                        68,274,111              67,839,367
                                                                              --------------------- ------------------
                Total deposits                                                     70,720,199              68,990,442
       Federal Home Loan Bank advances                                             11,534,893              11,658,526
       Note payable                                                                   654,542                 837,442
       Interest payable                                                               168,319                 122,565
       Dividends payable                                                              336,924                 315,591
       Other liabilities                                                              469,507                 449,158
                                                                              --------------------- ------------------
           Total liabilities                                                       83,884,384              82,373,724
                                                                              --------------------- ------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no-par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares

           Issued and outstanding - 2,486,050 and 2,600,700 shares                 24,273,989              25,389,422
       Retained earnings                                                           16,147,424              15,912,206
       Accumulated other comprehensive income (loss)                                   (7,797)                 15,385
       Unearned employee stock ownership plan ("ESOP") shares                      (1,572,785)             (1,624,444)
       Unearned recognition and retention plan ("RRP") shares                      (1,298,921)             (1,412,654)
                                                                              --------------------- ------------------
           Total shareholders' equity                                              37,541,910              38,279,915
                                                                              --------------------- ------------------

           Total liabilities and shareholders' equity                           $ 121,426,294          $  120,653,639
                                                                              ===================== ==================

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30                          June 30
                                                               ---------------- ----------------- ---------------- ----------------
                                                                     2000             1999             2000             1999
                                                               ---------------- ----------------- ---------------- ----------------
  Interest and Dividend Income
       Loans                                                     $   2,108,416    $   1,903,945     $   4,214,690    $   3,720,294
       Investment securities                                           133,735          142,018           265,226          283,550
       Dividends on Federal Home Loan Bank stock                        20,760           16,882            41,520           31,568
       Deposits with financial institutions                             13,659           24,012            36,955           73,057
                                                               ---------------- ----------------- ---------------- ----------------
           Total interest and dividend income                        2,276,570        2,086,857         4,558,431        4,108,469
                                                               ---------------- ----------------- ---------------- ----------------

  Interest Expense

       Deposits                                                        933,270          865,493         1,830,652        1,724,718
       Federal Home Loan Bank advances                                 173,614           46,626           344,794           58,040
                                                               ---------------- ----------------- ---------------- ----------------
           Total interest expense                                    1,106,884          912,119         2,175,446        1,782,758
                                                               ---------------- ----------------- ---------------- ----------------

  Net Interest Income                                                1,169,686        1,174,738         2,382,985        2,325,711
       Provision for loan losses                                        15,000           15,000            30,000           30,000
                                                               ---------------- ----------------- ---------------- ----------------
  Net Interest Income After Provision for Loan Losses                1,154,686        1,159,738         2,352,985        2,295,711
                                                               ---------------- ----------------- ---------------- ----------------

  Other Income (Losses)
       Equity in losses of limited partnerships                        (25,000)         (27,500)          (55,000)         (52,500)
       Gain on securities available for sale                                                                8,331
       Other income                                                     28,767           38,434            61,863           52,213
                                                               ---------------- ----------------- ---------------- ----------------
           Total other income (losses)                                   3,767           10,934            15,194             (287)
                                                               ---------------- ----------------- ---------------- ----------------

  Other Expenses

       Salaries and employee benefits                                  266,848          248,376           532,954          515,245
       Net occupancy and equipment expenses                             15,614           21,496            26,506           36,546
       Deposit insurance expense                                         3,820           10,774             7,660           21,995
       Legal and professional fees                                      48,521           48,113            71,326           82,662
       Data processing fees                                             19,538           24,852            39,040           85,875
       Other expenses                                                   82,132           90,500           151,602          160,679
                                                               ---------------- ----------------- ---------------- ----------------
           Total other expenses                                        436,473          444,111           829,088          903,002
                                                               ---------------- ----------------- ---------------- ----------------

  Income Before Income Tax                                             721,980          726,561         1,539,091        1,392,422
       Income tax expense                                              227,584          256,150           509,473          486,886
                                                               ---------------- ----------------- ---------------- ----------------

  Net Income                                                     $     494,396    $     470,411    $    1,029,618   $      905,536
                                                               ================ ================= ================ ================

  Basic Earnings per Share                                              $  .22           $  .19            $  .45         $    .36
                                                               ================ ================= ================ ================

  Diluted Earnings per Share                                            $  .22           $  .19            $  .45         $    .36
                                                               ================ ================= ================ ================

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

                                   Common Stock                                  Accumulated
                              -----------------------                               Other      Unearned
                                Shares                Comprehensive Retained    Comprehensive    ESOP       Unearned
                              Outstanding    Amount      Income     Earnings    Income (Loss)   Shares     Compensation    Total
                              ------------- --------- ------------ ------------ ------------- ----------- ------------- -----------

Balances, January 1, 2000     2,600,700  $25,389,422               $ 15,912,206   $ 15,385    $(1,624,444)$(1,412,654)  $38,279,915

  Comprehensive income
    Net income for the period                          $1,029,618     1,029,618                                           1,029,618

    Other comprehensive
        loss, net of tax
      Unrealized losses on
        securities                                        (23,182)                 (23,182)                                 (23,182)
                                                      ------------
  Comprehensive income                                 $1,006,436
                                                      ============
  Cash dividends $.285 per
       share)                                                          (673,806)                                           (673,806)
  Purchase of common stock    (114,650)   (1,119,437)                  (120,594)                                         (1,240,031)
  Amortization of unearned
     compensation expense                                                                                      113,733      113,733
  ESOP shares earned                           4,004                                               51,659                    55,663
                              ---------- ------------              ------------ ------------- ----------- ------------- -----------
Balances, June 30, 2000       2,486,050  $24,273,989               $ 16,147,424  $ (7,797)    $(1,572,785) $(1,298,921) $37,541,910
                              ========== ============              ============ ============= =========== ============= ===========



See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      ---------------- ---------------
                                                                           2000             1999
                                                                      ---------------- ---------------
  Operating Activities
       Net income                                                      $  1,029,618      $   905,536
       Adjustments to reconcile net income to net
            cash provided by operating activities
         Provision for loan losses                                           30,000           30,000
         Depreciation and amortization                                       17,568           17,177
         Investment securities accretion, net                               (14,090)          (4,206)
         Gain on sale of investment securities available for sale            (8,331)            (284)
         Equity in losses of limited partnerships                            55,000           52,500
         Amortization of unearned compensation expense                      113,733          113,733
         ESOP shares earned                                                  55,663           60,771
         Net change in:
           Interest receivable                                               82,123           67,255
           Interest payable                                                  45,754             (454)
           Other assets                                                      52,931           25,962
           Other liabilities                                                 13,653          (13,336)
                                                                      ---------------- ---------------
                Net cash provided by operating activities                 1,473,622        1,254,654
                                                                      ---------------- ---------------

  Investing Activities
       Investment securities
           Purchase of securities available for sale                                        (778,529)
           Purchase of securities held to maturity                         (300,000)        (815,000)
           Proceeds from sales of investment
              securities available for sale                                  87,997              ---
           Proceeds from maturities of securities held to
              maturity and paydowns of mortgage-
              backed securities                                             121,476          856,411
       Net changes in loans                                              (1,880,090)      (8,523,313)
       Purchase of FHLB of Indianapolis stock                                               (104,200)
       Purchases of property and equipment                                  (15,116)         (31,948)`
       Proceeds on sale of foreclosed assets                                                 100,356
       Other investing activities                                                             (2,726)
                                                                      ---------------- ---------------
                Net cash used by investing activities                    (1,985,733)      (9,298,949)
                                                                      ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                     1,076,981        4,587,743
         Certificates of deposit                                            652,776       (1,382,464)
       Proceeds from borrowings                                           9,000,000        4,000,000
       Repayment of borrowings                                           (9,306,533)        (296,900)
       Cash dividends                                                      (652,473)        (544,258)
       Repurchase of common stock                                        (1,240,031)      (1,792,610)
       Net change in advances by borrowers for taxes and insurance            6,696           (5,458)
                                                                      ---------------- ---------------
                Net cash provided (used) by financing activities           (462,584)       4,566,053
                                                                      ---------------- ---------------
  Net Change in Cash and Cash Equivalents                                  (974,695)      (3,478,242)

  Cash and Cash Equivalents, Beginning of Period                          3,117,025        6,191,080
                                                                      ---------------- ---------------

  Cash and Cash Equivalents, End of Period                             $  2,142,330     $  2,712,838
                                                                      ================ ===============

  Additional Cash Flows Information

       Interest paid                                                   $  2,129,692     $  1,783,212
       Income tax paid                                                      517,025          551,860
       Transfers from loans to foreclosed assets                             85,320           97,346

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

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned ESOP shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                         Three Months Ended
                                                 June 30, 2000                                June 30, 1999
                                                 -------------                                -------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                        $494,396    2,260,870          $ .22         $470,411   2,488,607         $ .19
                                                                  ===========                                =============

Effect of dilutive RRP awards
and stock options
                                   -------------- ---------------                 ------------ -------------
Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                         $494,396    2,260,870          $ .22         $470,441   2,488,607         $ .19
                                   ============== =============== ===========     ============ ============= =============

                                               Six Months Ended                           Six Months Ended
                                                 June 30, 2000                               June 30, 1999
                                                 -------------                               -------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                      $1,029,618    2,292,573          $ .45         $905,536   2,541,514         $ .36
                                                                  ===========                                =============

Effect of dilutive RRP awards
and stock options
                                   -------------- ---------------                 ------------ -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                       $1,029,618    2,292,573          $ .45         $905,536   2,541,514         $ .36
                                   ============== =============== ===========     ============ ============= =============



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company, an Indiana corporation, was organized in September, 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

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

Union Federal currently owns one subsidiary, UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor Investments 1993-XVI, L.P. ("Pedcor"), which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operated as a multi-family, low- and moderate-income housing project, is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, Office of Thrift Supervision ("OTS") regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital.

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

Financial Condition

Total assets increased approximately $773,000, or .6%, to $121.4 million at June 30, 2000, from $120.7 million at December 31, 1999. The increase was primarily due to loan growth of $1.9 million offset by a decrease in cash and cash equivalents of $975,000. Net loans increased by 1.8% to $108.1 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending. Investment securities available for sale and held to maturity also increased by $75,000, or 1.0% during the six months ended June 30, 2000.

Deposits increased by $1.7 million to $70.7 million during the six months ended June 30, 2000. The increase in deposits was primarily used to fund loan growth. Borrowed funds at both June 30, 2000 and December 31, 1999 were approximately $12 million.

Shareholder's equity decreased approximately $738,000 to $37.5 million at June 30, 2000. The decrease was primarily due to stock repurchases of $1.2 million, cash dividends of $674,000 and unrealized losses on securities available for sale of $23,000. These decreases were offset by net income for six months ended June 30, 2000 of $1.0 million, Employee Stock Ownership Plan shares earned of $56,000 and unearned compensation amortization of $114,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2000 and
1999

Net income increased approximately $24,000 from $470,000 for the three months ended June 30, 1999 to $494,000 for the three months ended June 30, 2000. The return on average assets was 1.63% and 1.67% for the three months ended June 30, 2000 and 1999, respectively.

Interest income increased $190,000, or 9.1%, from $2,087,000 for the three months ended June 30, 1999 to $2,277,000 for the comparable period in 2000. Interest expense increased approximately $195,000, or 21.4%, from $912,000 for the three months ended June 30, 1999 to $1,107,000 for the same period in 2000. As a result, net interest income for the three months ended June 30, 2000 amounted to $1,170,000, a $5,000 decrease from the second quarter of 1999.

The provisions for loan losses made for the three months ended June 30, 2000 and 1999 were $15,000. The 2000 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) was $4,000 for the three months ended June 30, 2000 compared to $11,000 for the same period in 1999. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the three months ended June 30, 2000 and 1999. The decrease in other income was due to nominal decreases in a variety of income categories.

Other expenses decreased approximately $8,000 from $444,000 for the three months ended June 30, 1999 to $436,000 for the comparable period in 2000. The decrease in other expenses was primarily due to nominal increases and decreases in a variety of expense categories.

Income tax expense decreased $29,000, or 11.2%, for the three months ended June 30, 2000 compared to the same period in 1999. The decrease in tax expense was the result of a recent revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the statute was made retroactive to January 1, 1999 and recognized as a single adjustment in the second quarter of 2000.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

Net income increased $124,000, or 13.7%, from $906,000 for the six months ended June 30, 1999 to $1,030,000 for the six months ended June 30, 2000. The increase was primarily attributable to an increase in the volume of interest earning assets and a decrease in non-interest expense. The return on average assets was 1.70% and 1.63 % for the six months ended June 30, 2000 and 1999, respectively.

Interest income increased $450,000, or 11.0%, from $4,108,000 for the six months ended June 30, 1999 as compared to $4,558,000 for the six months ended June 30, 2000. Interest expense increased $392,000, or 22.0%, from $1,783,000 for the six months ended June 30, 1999 to $2,175,000 for the same period in 2000. As a result, net interest income for the six months ended June 30, 2000 amounted to $2,383,000, a 2.5% increase from six months ended June 30, 1999.

The provisions for loan losses made for the six months ended June 30, 2000 and 1999 were $30,000. The 2000 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other losses were $15,000 for the six months ended June 30, 2000 compared to income and losses netting to zero for the same period in 1999. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the six months ended June 30, 2000 and 1999. The increase in other income was due to nominal increases in a variety of income categories.

Other expenses decreased $74,000 from $903,000 for the six months ended June 30, 1999 to $829,000 for the comparable period in 2000. The increase was primarily due to approximately $45,000 of non-recurring expenses related to the Company's data processing conversion during the first quarter of 2000.

Income tax expense decreased approximately $23,000, or 4.6%, for the six months ended June 30, 2000 compared to the same period in 1999. The decrease in tax expense was a result of the above mentioned revision to the Indiana Code.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had no loans classified as special mention as of June 30, 2000 and December 31,1999. In addition, Union Federal had $1.1 million and $650,000 of loans classified as substandard at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, a letter of credit in the amount of $506,000 was classified as substandard. The substandard letter of credit is to a borrower with substandard loans of $966,000 which are included in the above substandard loans total. At June 30, 2000 and December 31, 1999, no loans were classified as doubtful or loss. At June 30, 2000, and December 31, 1999, respectively, $88,000 and $166,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $452,000 or .42% of loans at June 30, 2000 as compared to $422,000 or .40% of loans at December 31, 1999.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2000, Union Federal had liquid assets of $9.9 million and a liquidity ratio of 10.3%.

Other

The Securities and Exchange Commission ("Commission") maintains a web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2000 and 1999, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                             June 30, 2000
   -------------------------------------------------------------------
                           Net Portfolio Value   NPV as % of PV of Assets
   Changes
   In Rates   $ Amount     $ Change    % Change    NPV Ratio    Change
   --------   --------     ---------   --------    ---------    ------
   +300 bp     24,872       -8,852        -26%       22.57%     -545 bp
   +200 bp     27,789       -5,935        -18%       24.47%     -354 bp
   +100 bp     30,765       -2,959         -9%       26.30%     -172 bp
      0 bp     33,724                                28.01%
   -100 bp     36,386        2,663          8%       29.46%     +145 bp
   -200 bp     38,297        4,573         14%       30.43%     +242 bp
   -300 bp     40,081        6,358         19%       31.30%     +329 bp


                             June 30, 1999
   -------------------------------------------------------------------
                           Net Portfolio Value  NPV as % of PV of Assets
   Changes
   In Rates   $ Amount    $ Change    % Change    NPV Ratio     Change
   --------   --------    ---------   --------    ---------     ------
   +300 bp   $  24,379    $ -8,455      -26%        23.30%    -547 bp
   +200 bp      27,261      -5,573      -17        25.27      -350 bp
   +100 bp      30,147      -2,687       -8        27.13      -163 bp
      0 bp      32,834                             28.76
   -100 bp      35,074       2,240        7        30.04       126 bp
   -200 bp      36,965       4,131       13        31.06       230 bp
   -300 bp      38,920       6,086       19        32.08       331 bp



The analysis at June 30, 2000 indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to Vote of Security Holders

              On April 19, 2000, Union Community Bancorp held its Annual Meeting of Shareholders. Two directors were elected to terms expiring in 2003 by the following votes:

              Samuel H. Hildebrand  For:  1,888,056    Withheld:    127,908
              Harry A. Siamas       For:  1,920,498    Withheld:     90,466

              The terms of office of the following directors of Union Community Bancorp continued after the Annual Shareholder Meeting:

                           Name                               Term Expires In
                           ----                               ---------------
                           Philip L. Boots                         2001
                           John M. Horner                          2001
                           Marvin L. Burkett                       2002
                           Phillip E. Grush                        2002
                           Joseph E. Timmons                       2002


Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No reports on Form 8-K were filed during the quarter
                        ended June 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   UNION COMMUNITY BANCORP

Date:         August 11, 2000                      By: /s/ Joseph E. Timmons
              ---------------                      -------------------------
                                                    Joseph E. Timmons
                                                    President and
                                                    Chief Executive Officer

Date:         August 11, 2000                      By: /s/ Denise E. Swearingen
              ---------------                      ----------------------------
                                                    Denise E. Swearingen
                                                    Treasurer