Form 10-Q
period 2000-09-30
UNION COMMUNITY BANCORP
filed 2000-11-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2000 was 2,375,450.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                       Page No.
                                                                       --------

FORWARD LOOKING STATEMENT                                                 3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheet                    4

                  Consolidated Condensed Statement of Income              5

                  Consolidated Condensed Statement of
                  Shareholders' Equity                                    6

                  Consolidated Condensed Statement of Cash Flows          7

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements                                    8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk                                                11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                          13
Item 2.       Changes in Securities and Use of Proceeds                  13
Item 3.       Defaults Upon Senior Securities                            13
Item 4.       Submission of Matters to Vote of Security Holders          13
Item 5.       Other Information                                          13
Item 6.       Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                               14

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                            September 30,      December 31,
                                                                2000               1999
                                                     --------------------------------------
Assets
  Cash                                               $    203,125           $    286,812
  Interest-bearing demand deposits                      3,859,061              2,830,213
                                                     -----------------------------------
      Cash and cash equivalents                         4,062,186              3,117,024
  Investment securities
      Available for sale                                  238,760                315,463
      Held to maturity                                  7,643,628              7,521,923
                                                     -----------------------------------
           Total investment securities                  7,882,388              7,837,386
  Loans, net of allowance for loan losses
        of $464,554 and $422,258                      108,172,632            106,173,782
  Premises and equipment                                  366,427                367,427
  Federal Home Loan Bank stock                          1,043,700              1,043,700
  Investment in limited partnership                       931,609              1,011,609
  Interest receivable                                     851,389                823,768
  Other assets                                             94,471                278,942
                                                     -----------------------------------

      Total assets                                   $123,404,802           $120,653,639
                                                     ===================================

Liabilities
  Deposits
      Noninterest bearing                            $  1,800,379           $  1,151,075
      Interest bearing                                 70,795,207             67,839,367
                                                     -----------------------------------
           Total deposits                              72,595,586             68,990,442
  Federal Home Loan Bank advances                      12,534,893             11,658,526
  Note payable                                            654,542                837,442
  Interest payable                                        211,472                122,565
  Dividends payable                                       332,851                315,591
  Other liabilities                                       626,473                449,158
                                                     -----------------------------------
      Total liabilities                                86,955,817             82,373,724
                                                     -----------------------------------
Commitments and Contingent Liabilities

Shareholders' Equity
  Preferred stock, no-par value
      Authorized and unissued - 2,000,000
        shares
  Common stock, no-par value
      Authorized - 5,000,000 shares
      Issued and outstanding - 2,375,450
        and 2,600,700 shares                           23,199,316             25,389,422
  Retained earnings                                    16,021,306             15,912,206
  Accumulated other comprehensive income                   17,372                 15,385
  Unearned employee stock ownership plan
   ("ESOP") shares                                     (1,546,955)            (1,624,444)
  Unearned recognition and retention plan
   ("RRP") shares                                      (1,242,054)            (1,412,654)
                                                     -----------------------------------
      Total shareholders' equity                       36,448,985             38,279,915
                                                     -----------------------------------

      Total liabilities and shareholders'
        equity                                       $123,404,802           $120,653,639
                                                     ===================================

  See notes to unaudited consolidated condensed financial statements.




                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                    Three Months Ended               Nine Months Ended
                                                                      September 30                     September 30
                                                           ----------------------------------------------------------------
                                                                 2000             1999             2000            1999
                                                           ----------------------------------------------------------------
Interest and Dividend Income
  Loans                                                    $  2,117,128     $  1,963,021      $  6,331,818     $  5,683,315
  Investment securities                                         154,266          144,256           419,532          427,806
  Dividends on Federal Home Loan Bank stock                      22,300           17,475            63,820           49,043
  Deposits with financial institutions                           17,989           27,929            54,944          100,986
                                                           ----------------------------------------------------------------
      Total interest and dividend income                      2,311,683        2,152,681         6,870,114        6,261,150
                                                           ----------------------------------------------------------------


Interest Expense

  Deposits                                                      985,976          872,768         2,816,628        2,597,486
  Federal Home Loan Bank advances                               203,062          109,825           547,856          167,865
                                                           ----------------------------------------------------------------
      Total interest expense                                  1,189,038          982,593         3,364,484        2,765,351
                                                           ----------------------------------------------------------------

Net Interest Income                                           1,122,645        1,170,088         3,505,630        3,495,799
  Provision for loan losses                                      15,000           15,000            45,000           45,000
                                                           ----------------------------------------------------------------
Net Interest Income After Provision for Loan Losses           1,107,645        1,155,088         3,460,630        3,450,799
                                                           ----------------------------------------------------------------

Other Income (Loss)
  Equity in losses of limited partnerships                      (25,000)         (25,000)          (80,000)         (77,500)
  Gain on sales of securities available for sale                                  73,150             8,331           73,150
  Other income                                                   31,440           25,354            93,303           77,567
                                                           ----------------------------------------------------------------
      Total other income                                          6,440           73,504            21,634           73,217
                                                           ----------------------------------------------------------------

Other Expenses

  Salaries and employee benefits                                277,294          252,499           810,248          767,744
  Net occupancy and equipment expenses                           17,794           15,999            44,300           52,545
  Deposit insurance expense                                       3,866           16,260            11,526           38,255
  Data processing expense                                        19,934           19,510            58,974          105,385
  Legal and professional fees                                    19,865           18,747            91,191          101,409
  Other expenses                                                 79,192           65,066           230,794          225,745
                                                           ----------------------------------------------------------------
      Total other expenses                                      417,945          388,081         1,247,033        1,291,083
                                                           ----------------------------------------------------------------

Income Before Income Tax                                        696,140          840,511         2,235,231        2,232,933
  Income tax expense                                            224,559          300,671           734,032          787,557
                                                           ----------------------------------------------------------------

Net Income                                                 $    471,581     $    539,840      $  1,501,199     $  1,445,376
                                                           ================================================================

Basic Earnings per Share                                        $   .22          $   .22           $   .67           $  .58
                                                           ================================================================

Diluted Earnings per Share                                      $   .22          $   .22           $   .67           $  .58
                                                           ================================================================


  See notes to unaudited consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                Common Stock                                   Accumulated
                             ---------------------------                          Other       Unearned
                               Shares               Comprehensive  Retained    Comprehensive    ESOP       Unearned
                             Outstanding     Amount    Income      Earnings    Income (Loss)   Shares    Compensation      Total
                             -------------------------------------------------------------------------------------------------------

Balances, January 1, 2000    2,600,700   $25,389,422              $15,912,206    $15,385    $(1,624,444)  $(1,412,654)  $38,279,915
  Comprehensive income
    Net income for the period                        $1,501,199     1,501,199                                             1,501,199
    Other comprehensive
      income, net of tax
      Unrealized gains on
        securities, net of
        reclassification
        adjustment                                        1,987                    1,987                                      1,987
                                                     ----------
  Comprehensive income                               $1,503,186
                                                     ==========
  Cash dividends
      ($.435 per share)                                            (1,006,657)                                           (1,006,657)
  Purchase of common  stock   (225,250)   (2,199,405)                (385,442)                                           (2,584,847)
  Amortization of unearned
      compensation expense                                                                                    170,600       170,600
  ESOP shares earned                           9,299                                             77,489                      86,788
                             ------------------------             -----------------------------------------------------------------
Balances, September 30, 2000 2,375,450   $23,199,316              $16,021,306    $17,372    $(1,546,955)  $(1,242,054)  $36,448,985
                             =======================              =================================================================


See notes to unaudited consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                      2000             1999
                                                                 -----------------------------
Operating Activities
  Net income                                                     $  1,501,199      $ 1,445,376
  Adjustments to reconcile net income to
        net cash provided by operating activities
    Provision for loan losses                                          45,000           45,000
    Depreciation and amortization                                      20,820           24,981
    Investment securities accretion, net                              (33,671)          (8,844)
    Gain on sales of securities available for sale                     (8,331)         (73,150)
    Gain on sale of foreclosed assets                                                     (284)
    Equity in losses of limited partnerships                           80,000           77,500
    Amortization of unearned compensation expense                     170,600          170,599
    ESOP shares earned                                                 86,788           90,308
    Net change in:
      Interest receivable                                             (27,621)         (71,287)
      Interest payable                                                 88,907           33,722
      Other assets                                                     95,472           15,637
      Other liabilities                                                50,691           84,835
                                                                 -----------------------------
           Net cash provided by operating activities                2,069,854        1,834,393
                                                                 -----------------------------

Investing Activities
  Investment securities
      Purchase of securities available for sale                                       (778,529)
      Purchase of securities held to maturity                        (300,000)      (1,415,000)
      Proceeds from sales of securities available for sale             87,997          595,655
      Proceeds from maturities of securities held to
        maturity and paydowns of mortgage-backed securities           211,966        1,124,293
  Net changes in loans                                             (1,955,826)     (14,066,286)
  Purchase of  FHLB of Indianapolis stock                                             (299,200)
  Purchases of property and equipment                                 (19,820)         (32,924)
  Proceeds from sale of foreclosed assets                                              100,357
  Other investing activities                                                            (2,726)
                                                                 -----------------------------
           Net cash used by investing activities                   (1,975,683)     (14,774,360)
                                                                 -----------------------------
Financing Activities
  Net change in

    Interest-bearing demand and savings deposits                      544,943        4,976,478
    Certificates of deposit                                         3,060,201       (2,071,624)
    Stock subscription escrow accounts
  Proceeds from borrowings                                         14,000,000       11,000,000
  Repayment of borrowings                                         (13,306,533)        (296,900)
  Cash dividends                                                     (989,397)        (826,265)
  Repurchase of common stock                                       (2,584,847)      (3,423,757)
  Net change in advances by borrowers for taxes and insurance         126,624          112,513
                                                                 -----------------------------
           Net cash provided by financing activities                  850,991        9,470,445
                                                                 -----------------------------

Net Change in Cash and Cash Equivalents                               945,162       (3,469,522)

Cash and Cash Equivalents, Beginning of Period                      3,117,024        6,191,080
                                                                 -----------------------------

Cash and Cash Equivalents, End of Period                         $  4,062,186    $   2,721,558
                                                                 =============================

Additional Cash Flows Information
  Interest paid                                                  $  3,275,577    $   2,731,629
  Income tax paid                                                     724,025          791,301


  See notes to unaudited consolidated condensed financial statements.






                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Union Community Bancorp (the "Company") and its wholly-owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at September 30, 2000, and for the nine and three months ended September 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share
--------------------------

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned ESOP shares have been excluded from the computation of average common shares outstanding.

                                         Three Months Ended                          Three Months Ended
                                         September 30, 2000                          September 30, 1999
                                         ------------------                          ------------------
                                              Weighted                                    Weighted
                                              Average            Per Share                Average          Per Share
                                  Income       Shares              Amount       Income     Shares            Amount
                                  ------       ------              ------       ------     ------            ------
Basic earnings per share
  Income available to common
  shareholders                    $ 471,581   2,184,351          $  .22        $539,840     2,403,355         $  .22
                                                                 ======                                       ======

Effect of dilutive RRP awards
and stock options
                                  ---------------------                        ----------------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                       $ 471,581   2,184,351          $  .22        $539,840     2,403,355         $  .22
                                  =====================================        =====================================



                                         Nine Months Ended                             Nine Months Ended
                                         September 30, 2000                            September 30, 1999
                                         ------------------                            ------------------
                                              Weighted                                      Weighted
                                              Average            Per Share                  Average        Per Share
                                  Income       Shares              Amount       Income       Shares          Amount
                                  ------       ------              ------       ------       ------          ------

Basic earnings per share
  Income available to common
  shareholders                    $1,501,199  2,256,188          $  .67        $1,445,376   2,482,219         $  .58
                                                                 ======                                       ======

Effect of dilutive RRP awards
and stock options
                                  ---------------------                        ----------------------
Diluted earnings per share
Income available to common
shareholders and assumed
conversions                       $ 1,501,199 2,256,188          $  .67        $ 1,445,376  2,482,219         $  .58
                                  =====================================        =====================================




Note 3: Other Comprehensive Income
----------------------------------

                                                         Before-Tax             Tax          Net-of-Tax
Nine months ended September 30, 2000                       Amount             Expense          Amount
                                                           ------             -------          ------

Unrealized gains on securities
  Unrealized holding gains arising during the period       $11,294           $ (3,720)          $7,574
  Less: reclassification adjustment for gains realized
       in net income                                         8,331             (2,744)           5,587
                                                           -------------------------------------------
  Net unrealized gains                                     $ 2,963           $   (976)          $1,987
                                                           ===========================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

The company was organized in September, 1997. On December 29, 1997, it acquired all of the outstanding common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

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

Financial Condition

Total assets increased approximately $2.7 million, or 2.2% to $123.4 million at September 30, 2000, from $120.7 million at December 31, 1999. The increase was primarily due to loan growth of $2.0 million. Net loans increased by 1.9% to $108.2 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending.

Deposits increased by $3.6 million to $72.6 million during the nine months ended September 30, 2000. Demand and savings deposits increased $545,000, or 2.4%, from December 31, 1999 to September 30, 2000. Certificates of deposit increased $3.1 million, or 6.6%, during this period.

Borrowed funds increased by $694,000 from December 31, 1999 to September 30, 2000. The increases in borrowings were primarily to used to fund loan growth. Shareholders' equity decreased $1.8 million to $36.4 million at September 30, 2000. The decrease was primarily due to stock repurchases of $2.6 million and cash dividends of $1.0 million. These decreases were offset by net income for nine months ended September 30, 2000 of $1.5 million, Employee Stock Ownership Plan shares earned of $87,000 and unearned compensation amortization of $171,000.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

Net income decreased approximately $68,000 from $540,000 for the three months ended September 30, 1999 to $472,000 for the three months ended September 30, 2000. The return on average assets was 1.54% and 1.85% for the three months ended September 30, 2000 and 1999, respectively.

Interest income was $2,312,000 for the three months ended September 30, 2000 as compared to $2,153,000 for the comparable period in 1999. Interest expense increased approximately $206,000 or 21.0% from $983,000 for the three months ended September 30, 1999 to $1,189,000 for the same period in 2000. As a result, net interest income for the three months ended September 30, 2000 amounted to $1,123,000, approximately a $47,000 decrease from the third quarter of 1999.

The provision for loan losses made for both three month periods ended September 30, 2000 and 1999 was $15,000. The 2000 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Total other income was $7,000 for the three months ended September 30, 2000 compared to $74,000 for the same period in 1999. This decrease in total other income was primarily due to $73,000 of gains on sales of securities available for sale during the third quarter of 1999. Other income also includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $45,000 was recorded for the three months ended September 30, 2000 and 1999.

Total other expenses increased approximately $30,000 for three months ended September 30, 2000 compared to the same period in 1999. The increase in total other expense was primarily due to nominal increases in a variety of expense categories.

Income tax expense decreased $76,000, or 19.6%, for the three months ended September 30, 2000 compared to the same period in 1999. The decrease was directly related to the decrease in taxable income for the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

Net income increased $56,000, or 3.9%, from $1,445,000 for the nine months ended September 30, 1999 to $1,501,000 for the nine months ended September 30, 2000. The return on average assets was 1.65% and 1.71% for the nine months ended September 30, 2000 and 1999, respectively.

Interest income was $6,870,000 for the nine months ended September 30, 2000 as compared to $6,261,000 for the nine months ended September 30, 1999. Interest expense increased $599,000, or 21.7%, from $2,765,000 for the nine months ended September 30, 1999 to $3,364,000 for the same period in 2000. As a result, net interest income for both the nine month periods ended September 30, 2000 and 1999 amounted to approximately $3.5 million. The Company's net interest margin decreased from 4.2% for the nine months ended September 30, 1999 to 3.9% for the comparable period in 2000.

The provisions for loan losses made for the nine months ended September 30, 2000 and 1999 were $45,000. The 2000 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Total other income was $22,000 for the nine months ended September 30, 2000 compared to $73,000 for the same period in 1999. This increase in total other income was primarily due to 73,000 of gains on sales of securities available for sale for the nine months ended September 30, 1999 as compared to gains of $8,000 for the same period in 2000. Other income also includes the equity in losses of the Company's investment in a limited partnership, Pedcor. In addition to recording the equity in the losses of Pedcor, a benefit of low income housing income tax credits in the amount of $135,000 was recorded for the nine months ended September 30, 2000 and 1999.

Other expenses were $1,247,000 for the nine months ended September 30, 2000 compared to $1,291,000 for the 1999 period, a decrease of $44,000, or 3.4%. This decrease was primarily due to a decrease in data processing expense. Data processing expense decreased from 105,000 for the nine months ended September 30, 1999 to $59,000 for the comparable period in 2000, a decrease of $46,000. This decrease was primarily due to approximately $45,000 of non-recurring expenses related to the Company's data processing conversion during the first quarter of 1999.

Income tax expense decreased $54,000, or 6.9%, for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in tax expense was the result of a recent revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the statute was made retroactive to January 1, 1999 and recognized as a single adjustment in the second quarter of 2000.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had loans of $464,000 classified as special mention as of September 30, 2000 while there were no special mention loans at December 31, 1999. In addition, Union Federal had $1.1 million and $650,000 of loans classified as substandard at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000 and December 31, 1999, no loans were classified as doubtful or loss. At September 30, 2000, and December 31, 1999 respectively, $180,000 and $166,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $465,000, or .43%, of loans at September 30, 2000 as compared to $422,000, or .40%, of loans at December 31, 1999.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 2000, Union Federal had liquid assets of $11.8 million and a liquidity ratio of 12.9%

Other

The Securities and Exchange Commission ("Commission") maintains a web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Presented below, as of September 30, 2000 and 1999, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                         September 30, 2000

                            Net Portfolio Value       NPV as % of PV of Assets
   Changes
   In Rates      $ Amount      $ Change      % Change     NPV Ratio      Change
   --------      --------      ---------     --------     ---------      ------
+300 bp         $26,087        -8,728        -25          23.03%         -518 bp
+200 bp          28,968        -5,847        -17          24.84%         -337 bp
+100 bp          31,896        -2,919         -8          26.58%         -163 bp
   0 bp          34,815                                   28.21%
-100 bp          37,363         2,548          7          29.55%         +134 bp
-200 bp          39,185         4,370         13          30.44%         +223 bp
-300 bp          40,948         6,133         18          31.27%         +306 bp




                                         September 30, 1999

                           Net Portfolio Value        NPV as % of PV of Assets
   Changes
   In Rates      $ Amount      $ Change      % Change     NPV Ratio      Change
   --------      --------      --------      --------     ---------      ------
+300 bp         $23,950        -9,230        -28%         21.91%         -576 bp
+200 bp          27,076        -6,084        -18%         23.99%         -368 bp
+100 bp          30,235        -2,925         -9%         25.96%         -171 bp
   0 bp          33,160                                   27.67%
-100 bp          35,578         2,418          7%         28.99%         +132 bp
-200 bp          37,562         4,402         13%         30.01%         +234 bp
-300 bp          39,592         6,432         19%         31.00%         +333 bp

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

                    (a)  Exhibits 27.  Financial Data Schedule

                    (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNION COMMUNITY BANCORP

Date: November 14, 2000                   By: /s/ Joseph E. Timmons
      -----------------                   -------------------------------------

                                                    Joseph E. Timmons
                                                    President and
                                                    Chief Executive Officer

Date: November 14, 2000                   By: /s/ Denise E. Swearingen
      -----------------                   ----------------------------

                                                    Denise E. Swearingen
                                                    Treasurer