Form 10-K
period 2000-12-30
UNION COMMUNITY BANCORP
filed 2001-04-02
CIK 1046183

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ](N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 19, 2001 was $25,942,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 19, 2001 was 2,275,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated into Part II. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                              Page 1 of 31 Pages
================================================================================

                             UNION COMMUNITY BANCORP
                                    Form 10-K
                                      INDEX

                                                                            Page

Forward Looking Statement......................................................3

PART I
     Item 1     Business...................................................... 3
     Item 2.    Properties....................................................26
     Item 3.    Legal Proceedings.............................................26
     Item 4.    Submission of Matters to a Vote of Security Holders...........26
     Item 4.5.  Executive Officers of the Registrant..........................26

PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters.......................................28
     Item 6.    Selected Financial Data.......................................28
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................28
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risks...28
     Item 8.    Financial Statements and Supplementary Data...................28
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................28
PART III
     Item 10.   Directors and Executive Officers of Registrant................29
     Item 11.   Executive Compensation........................................29
     Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management................................................29
     Item 13.   Certain Relationships and Related Transactions................29

PART IV
     Item 14.   Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K.......................................29

SIGNATURES          ..........................................................30

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

Item 1.  Business

General

         Union Community Bancorp, an Indiana corporation (the "Holding Company" and together with "Union Federal", as defined below, the "Company"), was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal Savings and Loan Association ("Union Federal") upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association.

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

Lending Activities

      Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 74.5% of its total loan portfolio at December 31, 2000. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 7.7% and 11.6%, respectively, of Union Federal's total loan portfolio at December 31, 2000. Construction loans totaled approximately 2.9% of Union Federal's total loans as of December 31, 2000. Commercial loans totaled approximately 3.3% of Union Federal's total loans as of December 31, 2000. Consumer loans, which consist of personal installment loans and passbook loans, constituted approximately .2% of Union Federal's total loan portfolio at December 31, 2000.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                      At December 31,
                                        --------------------------------------------------------------------------
                                                2000                       1999                       1998
                                        ----------------------      --------------------      --------------------
                                                       Percent                   Percent                   Percent
                                         Amount       of Total      Amount      of Total      Amount      of Total
                                         ------       --------      ------      --------      ------      --------
                                                                         (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
   One- to four-family..............     $83,012        74.48%      $80,552       74.27%      $71,823       77.19%
   Multi-family.....................       8,522         7.65         9,549        8.80        10,609       11.40
   Commercial.......................      12,878        11.55        12,410       11.44         6,355        6.83
Real estate construction loans......       3,221         2.89         4,380        4.04         3,993        4.29
Commercial loans....................       3,661         3.28         1,394        1.29            51         .06
Consumer loans .....................         165          .15           177         .16           213         .23
                                        --------       ------      --------      ------       -------      ------
     Gross loans receivable.........    $111,459       100.00%     $108,462      100.00%      $93,044      100.00%
                                        ========       ======      ========      ======       =======      ======
TYPE OF SECURITY
   One- to four-family real estate..     $85,100        76.35%      $83,558       77.04%      $73,130       78.60%
   Multi-family real estate.........       9,010         8.08        10,063        9.28        12,037       12.93
   Commercial real estate...........      13,523        12.13        13,270       12.24         7,666        8.24
   Deposits.........................          49          .05           124         .11           160         .17
   Other............................       3,777         3.39         1,447        1.33            51         .06
                                        --------       ------      --------      ------       -------      ------
     Gross loans receivable.........     111,459       100.00       108,462      100.00        93,044      100.00

Deduct:
Allowance for loan losses...........         480          .43           422         .39           362         .39
Deferred loan fees..................         290          .26           334         .31           334         .36
Loans in process....................       1,184         1.06         1,532        1.41         1,448        1.55
                                        --------       ------      --------      ------       -------      ------
   Net loans receivable.............    $109,505        98.25%     $106,174       97.89%      $90,900       97.70%
                                        ========       ======      ========      ======       =======      ======
Mortgage Loans:
   Adjustable-rate..................     $26,028        24.18%      $21,724       20.32%      $19,954       21.51%
   Fixed-rate.......................      81,605        75.82        85,167       79.68        72,826       78.49
                                        --------       ------      --------      ------       -------      ------
     Total..........................    $107,633       100.00%     $106,891      100.00%      $92,780      100.00%
                                        ========       ======      ========      ======       =======      ======

     The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.

                                                                       Due During Years Ended December 31,
                                       Balance           -------------------------------------------------------------------------
                                    Outstanding at                                        2004       2006      2011        2016
                                      December 31,                                         to         to        to          and
                                         2000              2001       2002       2003     2005       2010      2015      following
                                    --------------       -------    -------     ------   -------   --------   --------   ---------
                                                                        (In thousands)
Real estate mortgage loans:
   Residential loans.................. $ 83,012          $   380    $   300     $  284   $   980   $ 26,623   $ 30,248   $ 24,197
     Multi-family loans...............    8,522                0          0        276     1,361      2,334      4,551          0
   Commercial loans...................   12,878                0         11         14       365      2,776      2,825      6,887
Construction loans....................    3,221            1,230          0          0         0        246        155      1,590
Commercial loans......................    3,661            2,294         76        118       714        459          0          0
Loans secured by deposits.............       49               49          0          0         0          0          0          0
Personal loans........................      116               36         13          5        55          7          0          0
                                       --------          -------    -------     ------   -------   --------   --------   --------
     Total............................ $111,459          $ 3,989    $   400     $  697   $ 3,475   $ 32,445   $ 37,779   $ 32,674
                                       ========          =======    =======     ======   =======   ========   ========   ========

      The following table sets forth, as of December 31, 2000, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                         Due After December 31, 2001
                               -------------------------------------------
                               Fixed Rates      Variable Rates       Total
                               -----------      --------------       -----
                                                (In thousands)
Real estate mortgage loans:
   Residential loans...........   $70,214           $12,418        $ 82,632
   Multi-family loans..........     4,639             3,883           8,522
   Commercial loans............     4,721             8,157          12,878
Construction loans.............       428             1,563           1,991
Commercial loans...............       799               568           1,367
Installment loans..............        77                 3              80
Loans secured by deposits......         0                 0               0
                                  -------           -------        --------
   Total.......................   $80,878           $26,592        $107,470
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

      Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 2000 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Union Federal's residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2000, approximately 24.2% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

      At December 31, 2000, approximately $83.0 million, or 74.5% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $255,000, or .3% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

      Multi-Family Loans. At December 31, 2000, approximately $8.5 million, or 7.7% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 20 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 2000 had a balance of approximately $928,000 and was secured by 28 duplexes located in Crawfordsville, Indiana. On the same date, Union Federal had a $133,000 multi-family loan included in non-performing assets.

      Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

      Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 2000, Union Federal's largest commercial loan had an outstanding balance of $1.7 million and was secured by farm property in Montgomery County. At December 31, 2000, approximately $12.9 million, or 11.6% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had a $18,000 commercial real estate loan included in non-performing assets.

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

      Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Union Federal provides construction loans only to borrowers who commit to permanent financing on the finished project. At December 31, 2000, approximately $3.2 million, or 2.9% of Union Federal's total loan portfolio, consisted of construction loans. The largest construction loan had a balance of $418,000 on December 31, 2000 and was secured by a condominium project in Crawfordsville, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

      Construction loans generally match the term of the construction contract, are written as fixed-rate loans with interest calculated on the amount disbursed under the loan and are payable monthly. The maximum Loan-to-Value Ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan for a one- to four-family residence may be written with a maximum Loan-to-Value Ratio of 95%, while a construction loan for a multi-family project may be written with a maximum Loan-to-Value Ratio of 80%. Inspections are made prior to any disbursement under a construction loan. Union Federal does not normally charge commitment fees for construction loans.

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

      Commercial Loans. Union Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2000, commercial loans amounted to $3.7 million, or 3.3% of Union Federal's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Union Federal's portfolio, Union Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 2000, none of Union Federal's commercial loans were included in nonperforming assets.

      Consumer Loans. Union Federal's consumer loans, consisting of passbook loans and personal installment loans, aggregated approximately $165,000 at December 31, 2000, or .2% of its total loan portfolio. Union Federal's passbook loans are made up to 90% of the deposit account balance and, at December 31, 2000, accrued at a rate of 8.2%. This rate may change but will always be at least 3% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 2000, none of Union Federal's consumer loans were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

      Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 2000, Union Federal also had six loans which it originated, totaling approximately $574,000, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

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

      Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2000, Union Federal held in its loan portfolio participations in mortgage loans aggregating $7.2 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $662,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 2000 was a $757,000 interest in a loan secured by a nursing home located in Greensburg, Indiana.

      The following table shows Union Federal's loan origination and repayment activity during the periods indicated:

                                                                                      Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                         2000                  1999                    1998
                                                                        ------                ------                  ------
                                                                                          (In thousands)
Gross loans receivable
   at beginning of period.....................................          $108,462              $93,044                 $81,135
Loans originated:
     Real estate mortgage loans:
       One-to-four family loans...............................            10,794               23,539                  24,763
       Multi-family loans.....................................                 0                  908                   1,052
       Commercial loans.......................................             1,753                3,461                   3,763
     Construction loans.......................................             2,435                4,719                   3,163
     Commercial loans.........................................             5,796                3,655                      51
     Loans secured by deposits................................                18                  224                     155
     Personal installment loans...............................               110                  392                      30
                                                                         -------             --------                 -------
         Total originations...................................            20,906               36,898                  32,977
Purchases (sales) of participation loans, net.................               375                1,139                     800
Reductions:
     Principal loan repayments................................            18,372               22,424                  21,853
     Loans transferred to (from) foreclosed real estate.......               (88)                 195                      15
                                                                         -------             --------                 -------
         Total reductions.....................................            18,284               22,619                  21,868
                                                                         -------             --------                 -------
Total gross loans receivable at
   end of period..............................................          $111,459             $108,462                 $93,044
                                                                        ========             ========                 =======

      Union Federal's residential loan originations during the year ended December 31, 2000 totaled $10.8 million, compared to $23.5 million and $24.8 million in the years ended December 31, 1999 and 1998, respectively.

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

      Union Federal reviews mortgage loans on a regular basis and places such loans on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off and further income is recognized only to the extent received.

      Non-performing Assets. At December 31, 2000, $415,000, or .3% of Union Federal's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $263,000, or .2%, of its total assets at December 31, 1999. At December 31, 2000, residential loans accounted for $255,000 of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $9,000 as of December 31, 2000.

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

                                                      At December 31,
                                            -----------------------------------
                                            2000           1999            1998
                                            ----           ----            ----
                                                  (Dollars in thousands)
Non-performing assets:
   Non-performing loans....................$406             $166           $349
   Foreclosed real estate..................   9               97            ---
                                           ----             ----           ----
     Total non-performing assets...........$415             $263           $349
                                           ====             ====           ====
Non-performing loans to total loans........ .36%             .16%           .38%

Non-performing assets to total assets...... .33%             .22%           .32%

      Interest income of $25,000, $7,000 and $30,000 was recogniaed on the non-performing loans summarized above for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income of $34,000, $13,000 and $33,000 would have been recognized under the original terms of these non-performing loans for the years ended December 31, 2000, 1999 and 1998, respectively.

      At December 31, 2000, Union Federal held loans delinquent from 30 to 89 days totaling approximately $1,382,000. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 2000, 1999 and 1998, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                             At December 31, 2000             At December 31, 1999              At December 31, 1998
                      --------------------------------- --------------------------------- ---------------------------------
                         30-89 Days    90 Days or More    30-89 Days     90 Days or More    30-89 Days     90 Days or More
                      ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                             Principal        Principal        Principal        Principal        Principal        Principal
                      Number  Balance  Number  Balance  Number  Balance  Number  Balance  Number  Balance  Number  Balance
                        of      of       of      of       of      of       of      of       of      of       of      of
                      Loans   Loans    Loans   Loans    Loans   Loans    Loans   Loans    Loans   Loans    Loans   Loans
                      -----   -----    -----   -----    -----   -----    -----   -----    -----   -----    -----   -----
                                                                (Dollars in thousands)
One- to four-
   family loans.......  12     $632      5      $255      9      $429      4      $166      6      $406      3       $50
Commercial
   real estate loans..   0        0      1        18      2        61    ---       ---      1        17      2        89
Multi-family
   loans..............   2      750      1       133      1       132    ---       ---    ---       ---      1       210
Loans secured
   by deposits........   0        0      0         0    ---       ---    ---       ---    ---       ---    ---       ---
                      ----   ------   ----      ----   ----      ----   ----      ----   ----      ----   ----      ----
   Total..............  14   $1,382      7      $406     12      $622      4      $166      7      $423      6      $349
                      ====   ======   ====      ====   ====      ====   ====      ====   ====      ====   ====      ====
Delinquent loans to
   total loans........                          1.63%                              .74%                              .85%
                                                ====                              ====                              ====



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

      At December 31, 2000, the aggregate amount of Union Federal's classified assets and its general and specific loss allowances were as follows:

                                                            At December 31, 2000
                                                            --------------------
                                                               (In thousands)

      Substandard assets........................................    $1,376
      Doubtful assets...........................................       ---
      Loss assets...............................................       ---
                                                                    ------
          Total classified assets...............................    $1,376
                                                                    ======
      General loss allowances...................................      $480
      Specific loss allowances..................................       ---
                                                                    ------
          Total allowances......................................      $480
                                                                    ======

      Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard assets at December 31, 2000, Union Federal had two multi-family loans, in the aggregate sum of $961,000, that were performing. The loans were classified as substandard as a result of a regulatory examination.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2000. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 2000.

                                                     Year Ended December 31,
                                                 -------------------------------
                                                 2000        1999          1998
                                                ------      ------        ------
                                                      (Dollars in thousands)

Balance at beginning of period.................. $422        $362          $252
Gross charge-offs - residential loans...........   (2)        ---           ---
Provision for losses on loans...................   60          60           110
                                                 ----        ----          ----
   Balance end of period........................ $480        $422          $362
                                                 ====        ====          ====
Allowance for loan losses as a percent of
   total loans outstanding......................  .44%        .40%          .40%
Ratio of net charge-offs to average
   loans outstanding............................  ---         ---           ---

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.

                                                                           At December 31,
                                         ----------------------------------------------------------------------------------
                                                 2000                           1999                          1998
                                         ---------------------          ---------------------          --------------------
                                                       Percent                        Percent                       Percent
                                                      of loans                       of loans                      of loans
                                                       in each                        in each                       in each
                                                      category                       category                      category
                                                      to total                       to total                        total
                                         Amount         loans           Amount         loans           Amount        loans
                                         ------         -----           ------         -----           ------        -----
                                                                          (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     Residential...............            $102       74.48%               $90         74.27%             $75        77.19%
     Commercial................             130        7.65                124          8.80               67         6.83
     Multi-family..............             124       11.55                115         11.44              134        11.40
   Construction loans..........               4        2.89                 11          4.04               19         4.29
   Commercial loans............              77        3.28                 32          1.29              ---          .06
   Loans secured by deposits...             ---         .05                ---           .11              ---          .17
   Personal installment loans..               3         .10                  2           .05              ---          .06
   Unallocated.................              40         ---                 48           ---               67          ---
                                           ----      ------               ----        ------             ----       ------
     Total.....................            $480      100.00%              $422        100.00%            $362       100.00%
                                           ====      ======               ====        ======             ====       ======


Investments

     Investments. The Company's investment portfolio generally consists of U.S. Treasury and federal agency securities, mortgaged-backed securities, marketable equity securities, FHLB stock and an investment in Pedcor Investments - 1993 - XVI, L.P. See "--Service Corporation Subsidiary." At December 31, 2000, approximately $9.6 million, or 7.6%, of the Company's total assets consisted of such investments. The Company also had $4.5 million, or 3.6% of its assets, in interest-earning deposits as of that date.

      The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.

                                                                At December 31,
                                        ------------------------------------------------------------------
                                              2000                   1999                    1998
                                        ------------------     ------------------     --------------------
                                        Amortized   Market     Amortized   Market     Amortized    Market
                                          Cost       Value       Cost       Value       Cost        Value
                                          ----      ------       ----      ------       ----       ------
                                                                  (In thousands)
Investment securities:
Available for sale:
   Marketable equity securities.......   $  ---       $ ---      $ 290     $  315      $   ---    $   ---
Held to maturity:
   Federal agencies....................   5,015       4,945      4,715      4,386        4,500      4,479
   Mortgage-backed securities..........   2,582       2,637      2,807      2,813        3,526      3,696
                                         ------       -----      -----     ------      -------    -------
     Total investment securities
       held to maturity................   7,597       7,582      7,522      7,199        8,026      8,175
Investment in limited partnership......     912          (1)     1,012         (1)       1,055         (1)
FHLB stock (2).........................   1,044       1,044      1,044      1,044          745        745
                                         ------                 ------                 -------
Total investments......................  $9,553                 $9,868                 $ 9,826
                                         ======                 ======                 =======

(1)  Market values are not available

(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

         The following table sets forth the amount of investment securities (excluding mortgage-backed securities, marketable equity securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000.

                                                      Amount at December 31, 2000 which matures in
                                  ------------------------------------------------------------------------------------
                                       One Year             One Year            Five Years
                                        or Less           to Five Years        to Ten Years          After Ten Years
                                  -------------------  ------------------   -------------------     ------------------
                                  Amortized   Average  Amoritzed  Average   Amortized   Average     Amortized  Average
                                    Cost       Yield     Cost      Yield      Cost       Yield        Cost      Yield
                                    ----       -----     ----      -----      ----       -----        ----      -----
                                                              (Dollars in thousands)

Federal agency securities........   $---       ---%     $2,415     5.97%      $300       8.20%       $2,300     6.64%

Mortgage-backed Securities

         The following table sets forth the composition of Union Federal's mortgage-backed securities portfolio at the dates indicated.

                                                                                    December 31,
                                                -----------------------------------------------------------------------------------
                                                            2000                        1999                        1998
                                                --------------------------  -------------------------    --------------------------
                                                Amortized  Percent  Market  Amortized  Percent Market    Amortized  Percent  Market
                                                  Cost    of Total   Value    Cost    of Total  Value      Cost    of Total   Value
                                                  ----    --------   -----    ----    --------  -----      ----    --------   -----
                                                                                   (In thousands)

Governmental National
   Mortgage Corporation....................      $  622    24.1%     $  666  $  689    24.5%   $  748     $  991    28.1%    $1,095
Federal Home Loan Mortgage Corporation.....       1,897    73.5       1,911   2,043    72.8     1,995      2,395    67.9      2,464
Federal National
   Mortgage Corporation....................          55     2.1          52      63     2.3        58        123     3.5        120
Other......................................           8      .3           8      12      .4        12         17      .5         17
                                                 ------   -----      ------  ------   -----    ------     ------   -----     ------
   Total mortgage- backed securities.......      $2,582   100.0%     $2,637  $2,807   100.0%   $2,813     $3,526   100.0%    $3,696
                                                 ======   =====      ======  ======   =====    ======     ======   =====     ======


         The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000.

                                                                        Amount at December 31, 2000 which matures in
                                                   ------------------------------------------------------------------------------
                                                         One Year to                 Five Years to                After
                                                          Five Years                   Ten Years                 Ten Years
                                                   -----------------------      -----------------------    ----------------------
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average    Amortized      Average
                                                     Cost           Yield         Cost           Yield       Cost          Yield
                                                     ----           -----         ----           -----       ----          -----
                                                                             (Dollars in thousands)
Mortgage-backed securities......................       $25          9.65%         $377           8.71%      $2,180         7.01%

      The   following   table  sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2000, 1999 and 1998.

                                             For the Year Ended
                                                December 31,
                                 ------------------------------------------
                                   2000           1999              1998
                                   ----           ----              ----
                                             (In thousands)

Beginning balance..............  $2,807            $3,526            $2,124
Purchases......................     ---               ---             2,004
Repayments.....................    (190)             (731)             (607)
Premium and discount
   amortization, net...........     (35)               12                 5
                                 -------           ------            ------
Ending balance.................  $2,582            $2,807            $3,526
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

      An analysis of the Company's deposit accounts by type, maturity, and rate at December 31, 2000, is as follows:

                                                                    Minimum        Balance at                          Weighted
                                                                    Opening       December 31,          % of            Average
Type of Account                                                     Balance           2000            Deposits           Rate
---------------                                                     -------           ----            --------           ----
                                                                                       (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts..............................  $      10            $  2,773            3.81%            4.00%
   Variable rate, money market................................         10              16,423           22.55             5.58
   NOW accounts and other transaction accounts................        500               2,905            3.99             1.74
     Total withdrawable.......................................                         22,101           30.35             4.88

Certificates (original terms):
   3 months or less...........................................      1,000                  12             .02             4.79
   6 months...................................................      1,000               2,356            3.24             5.70
   12 months..................................................      1,000               4,873            6.69             6.27
   18 months..................................................      1,000               5,789            7.95             6.23
   24 months..................................................      1,000               3,827            5.26             5.93
   30 months..................................................      1,000               9,635           13.23             5.75
   36 months .................................................      1,000               4,521            6.21             6.34
   48 months..................................................      1,000                 642             .88             6.21
   60 months..................................................      1,000               5,123            7.03             6.03
Jumbo certificates - $100,000 and over........................    100,000              13,937           19.14             6.35
                                                                                      -------          ------
Total certificates............................................                         50,715           69.65             6.12
                                                                                      -------          ------
Total deposits................................................                        $72,816          100.00%            5.74
                                                                                      =======          ======

      The following table sets forth by various interest rate categories the composition of time deposits of Union Federal at the dates indicated:

                                            At December 31,
                           ------------------------------------------------
                           2000                  1999                  1998
                           ----                  ----                  ----
(In thousands)

3.00 to 3.99%.........    $   ---              $     1              $   ---
4.00 to 4.99%.........      3,294               11,957                4,193
5.00 to 5.99%.........     16,321               22,850               27,459
6.00 to 6.99%.........     27,406               11,800               17,119
7.00 to 7.99%.........      3,694                   17                   26
                          -------              -------              -------
   Total..............    $50,715              $46,625              $48,797
                          =======              =======              =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2000. Matured certificates, which have not been renewed as of December 31, 2000, have been allocated based upon certain rollover assumptions.

                                                                   Amounts at December 31, 2000 Maturing In
                                              -------------------------------------------------------------------------------
                                                 One Year                 Two                  Three             Greater Than
                                                  or Less                Years                 Years              Three Years
                                                  -------                -----                 -----              -----------
                                                                                (In thousands)
3.00 to 3.99%...............................      $   ---              $   ---               $   ---                $  ---
4.00 to 4.99%...............................        3,196                  164                   ---                   ---
5.00 to 5.99%...............................       12,283                1,684                 1,728                 1,199
6.00 to 6.99%...............................       13,116                8,189                 4,216                 1,830
7.00 to 7.99%...............................          398                1,463                   850                   399
                                                  -------              -------               -------                ------
   Total....................................      $28,993              $11,500               $ 6,794                $3,428
                                                  =======              =======               =======                ======

     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                            At December 31, 2000
                                                            --------------------
     Maturity Period                                           (In thousands)
     Three months or less...................................       $ 3,667
     Greater than three months through six months...........         1,650
     Greater than six months through twelve months..........         3,199
     Over twelve months.....................................         5,421
                                                                   -------
          Total.............................................       $13,937
                                                                   =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that the Company offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                          DEPOSIT ACTIVITY
                                          -----------------------------------------------------------------------------------------
                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                          December 31,     % of     from    December 31,    % of       from    December 31,  % of
                                            2000       Deposits     1999       1999       Deposits     1998       1998     Deposits
                                            ----       --------     ----       ----       --------     ----       ----     --------
                                                                       (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts......      $2,773        3.81%     $(411)    $3,184         4.62%     $(226)    $3,410        5.26%
   Variable rate, money market........      16,423       22.55         94     16,329        23.67      5,535     10,794       16.65
   NOW accounts and other
     transaction accounts.............       2,905        3.99         53      2,852         4.13      1,007      1,845        2.84
                                           -------      ------     ------    -------       ------     ------    -------      ------
     Total withdrawable...............      22,101       30.35       (264)    22,365        32.42      6,316     16,049       24.75
                                           -------      ------     ------    -------       ------     ------    -------      ------
Certificates (original terms):
   3 months...........................          12         .02          2         10          .01        (91)       101         .16
   6 months...........................       2,356        3.24       (384)     2,740         3.97       (446)     3,186        4.91
   12 months..........................       4,873        6.69      1,204      3,669         5.32       (262)     3,931        6.06
   18 months..........................       5,789        7.95       (210)     5,999         8.69     (2,056)     8,055       12.42
   24 months..........................       3,827        5.26        253      3,574         5.18     (1,870)     5,444        8.40
   30 months..........................       9,635       13.23       (745)    10,380        15.05      1,390      8,990       13.86
   36 months .........................       4,521        6.21      1,564      2,957         4.29       (511)     3,468        5.35
   48 months..........................         642         .88         85        557          .81         48        509         .78
   60 months..........................       5,123        7.03       (916)     6,039         8.75        277      5,762        8.89
Jumbo certificates....................      13,937       19.14      3,237     10,700        15.51      1,349      9,351       14.42
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total certificates....................      50,715       69.65      4,090     46,625        67.58     (2,172)    48,797       75.25
                                           -------      ------     ------    -------       ------     ------    -------      ------
Total deposits........................     $72,816      100.00%    $3,826    $68,990       100.00%    $4,144    $64,846      100.00%
                                           =======      ======     ======    =======       ======     ======    =======      ======

     Total deposits at December 31, 2000 were approximately $72.8 million, compared to approximately $69.0 million at December 31, 1999. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

      Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2000, Union Federal had borrowings in the amount of $14.5 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2010. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $655,000 under a note payable that is not included in the following table. See "--Service Corporation Subsidiary."

      The following table presents certain information relating to Union Federal's borrowings at or for the years ended December 31, 2000, 1999 and 1998.

                                                                        At or for the Year
                                                                        Ended December 31,
                                                              ---------------------------------------
                                                              2000             1999              1998
                                                              ----             ----              ----
                                                                    (Dollars in thousands)
FHLB Advances:
     Outstanding at end of period....................      $14,535         $11,659               $772
     Average balance outstanding for period..........       11,612           6,043                873
     Maximum amount outstanding at any
       month-end during the period...................       14,535          11,659              1,272
     Weighted average interest rate
       during the period.............................         6.42%           5.66%              5.84%
     Weighted average interest rate
       at end of period..............................         6.31            5.76               5.71


Return on Equity and Assets
                                                              2000             1999              1998
                                                              ----             ----              ----
     Return on assets (net income
        divided by average total assets).............         1.59%           1.72%              1.82%
     Return on equity (net income
        divided by average equity)...................         5.17            5.02               4.65
     Dividend payout ratio (dividends
        per share divided by net
        income per share)............................        67.24           57.41              50.71
     Equity to assets ratio (average
        equity divided by average
        total assets)................................        30.77           34.25              39.24

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

      UFS committed to invest approximately $1.8 million in Pedcor at the inception of the project in November 1993. Through December 31, 2000, UFS had invested cash of approximately $1.2 million in Pedcor with four additional annual capital contributions remaining to be paid in January of each year through January 2004, totaling $655,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor, and Pedcor currently owes Union Federal $535,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

       UFS transfers the tax credits resulting from Pedcor's operation of the Project to Union Federal. These tax credits will be available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize the available tax credits during the carry forward period. Additionally, Pedcor has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor, which at December 31, 2000, was $912,000. As of December 31, 2000, 92% of the units in the Project were occupied, and 100% of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor.

      The following summarizes UFS's equity in Pedcor's losses and tax credits recognized in Union Federal's consolidated financial statements.

                                                   Year Ended December 31,
                                             ---------------------------------
                                             2000            1999         1998
                                             ----            ----         ----
                                                        (In Thousands)
Investment in Pedcor:
   Net of equity in losses..................$  912         $ 1,012      $ 1,055
                                            ======         =======      =======
Equity in losses, net
   of income tax effect.....................$  (60)        $   (26)     $   (73)
Tax credit..................................   178             178          178
                                            ------         -------      -------
Increase in after-tax net income from
   Pedcor investment........................$  118         $   152      $   105
                                            ======         =======      =======
Employees

      As of December 31, 2000, Union Federal employed 16 persons on a full-time basis. Union Federal does not have any part-time employees. None of Union Federal's employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

                                   COMPETITION

      Union Federal originates most of its loans to and accepts most of its deposits from residents of Montgomery County, Indiana. Union Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Montgomery County with significantly larger resources than are available to Union Federal. In total, there are twelve other financial institutions located in Montgomery County, including eight banks, two credit unions and two other savings associations. Union Federal also competes with money market funds with respect to deposit accounts.

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

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Union Federal's semi-annual assessment is $17,950.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Union Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2000, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Union Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of Union Federal's subsidiaries (other than Union Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

         Union Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2000, Union Federal's investment in stock of the FHLB of Indianapolis was $1.0 million. For the fiscal year ended December 31, 2000, the FHLB of Indianapolis paid approximately $86,000 in dividends to Union Federal.

         All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in Union Federal's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, cash or FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as additional security or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

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

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Union Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Union Federal recognized this one-time assessment as a non-recurring operating expense of approximately $1.3 million ($785,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Union Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between BIF members and SAIF members since January 1, 2000.

         Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2000, Union Federal was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Union Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 2000, would have been required to deduct $1.4 million from its total capital available to calculate its risk-based capital requirement. The OTS recently proposed an amendment to its interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk make this capital deduction. The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS also restricts the amount of "capital distributions" that may be made by savings associations. The regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 2000, Union Federal's retained net income standard was approximately $3.9 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Union Federal is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that Union Federal file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Liquidity

         The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

Loans to One Borrower

         Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Union Federal has established an "in-house" lending limit of $2 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Union Federal's board of directors. At December 31, 2000, Union Federal had no loan relationships that exceeded its "in-house" lending limit. Also on that date, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2000, Union Federal was in compliance with its QTL requirement, with approximately 91.5% of its assets invested in QTIs.

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

Item 2.   Properties.

         The following table provides certain information with respect to Union Federal's office as of December 31, 2000:

                                                                                                 Net Book
                                                                                                 Value of
                                                                                                 Property,            Approximate
    Description                              Owned or           Year            Total           Furniture &             Square
    and Address                               leased           Opened         Deposits           Fixtures               Footage
    -----------                               ------           ------         --------           --------               -------
                                                                       (Dollars in thousands)
221 East Main Street                           Owned            1913           $72,816             $374                 19,065
Crawfordsville, Indiana 47933

      Union Federal has also contracted for data processing and reporting services from Intrieve, Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $6,500 per month.

      Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $1,500 per month.

      Union Federal also receives income from leasing office space on the second floor of its building and parking spaces located behind its building. Union Federal's gross income from renting the office space was $25,000 for the year ended December 31, 2000, and its gross income from renting the parking spaces was approximately $8,000 for the year ended December 31, 2000.

Item 3.  Legal Proceedings.

         Although Union Federal is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which it presently is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2000.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

     Name                           Position with Holding Company
     ----                           -----------------------------
     Joseph E. Timmons              Chairman of the Board, President and Chief
                                        Executive Officer
     Denise E. Swearingen           Secretary and Treasurer
     Ronald L. Keeling              Vice President
     Alan L. Grimble                Vice President

         Joseph E. Timmons (age 66) has served as President and Chief Executive Officer of the Holding Company since 1997, of Union Federal since 1974 and of UFS Service Corp. since its inception in 1994. He has been an employee of Union Federal since 1954.

         Denise E. Swearingen (age 42) has served as the Holding Company's Secretary and Treasurer since 1997 and as Union Federal's Secretary and Controller/Treasurer since 1995. She has worked for Union Federal since 1983.

         Ronald L. Keeling (age 49) has served as the Holding Company's Vice President since 1997, as Union Federal's Vice President and Assistant Secretary since 1984 and as Senior Loan Officer since 1979. He has worked for Union Federal since 1971.

         Alan L. Grimble (age 44) has served as the Holding Company's Vice President since 2000, as Union Federal's Executive Vice President since 2000 and as a Commercial Loan Officer since 1998. He has worked for Union Federal since 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 43 of the Holding Company's 2000 Shareholder Annual Report (the "Shareholder Annual Report").

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

Item 8.  Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 16 through 38 of the Shareholder Annual Report are incorporated herein by reference. The Holding Company's supplementary financial information required by this item is incorporated by reference to page 13 of the Shareholder annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by this item with respect to Directors is incorporated by reference to pages 2 to 4 and pages 6 to 7 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held April 18, 2001 (the "2001 Proxy Statement"). The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

      The information required by this item with respect to Directors is incorporated by reference to pages 5 to 7 of the Holding Company's 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item with respect to Directors is incorporated by reference to page 3 of the Holding Company's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item with respect to Directors is incorporated by reference to pages 7 and 8 of the Holding Company's 2001 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:
                                                                   Annual Report
                                                                     Page No.
         Financial Statements:
         Independent Auditor's Report                                   16
         Consolidated Balance Sheet at December 31, 2000 and 1999       17
         Consolidated Statement of Income for the Years Ended
                December 31, 2000, 1999 and 1998                        18
         Consolidated Statement of Shareholders' Equity for the
                Years Ended December 31, 2000, 1999 and 1998.           19
         Consolidated Statement of Cash Flows for the Years Ended
                December 31, 2000, 1999 and 1998                        20
         Notes to Consolidated Financial Statements                     21

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

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

                                             UNION COMMUNITY BANCORP


Date:  March 29, 2001                        By: \s\ Joseph E. Timmons
                                                ------------------------------
                                                Joseph E. Timmons, President and
                                                Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2001.

     Signatures                               Title                   Date
     ----------                               -----                   ----
(1)  Principal Executive Officer:


     \s\ Joseph E. Timmons
     ---------------------------------
                                                               )
     Joseph E. Timmons                       President and     )
                                             Chief Executive   )
                                             Officer           )
                                                               )
                                                               )
(2)  Principal Financial and Accounting                        )
     Officer:                                                  )
                                                               )
     \s\ Denise E. Swearingen                                  )
     ---------------------------------       Treasurer         )
     Denise E. Swearingen                                      )
                                                               )
                                                               )  March 29, 2001
                                                               )
(3)  The Board of Directors:                                   )
                                                               )
     \s\ Philip L. Boots                                       )
     ---------------------------------       Director          )
     Philip L. Boots                                           )
                                                               )
     \s\ Marvin L. Burkett                                     )
     ---------------------------------       Director          )
     Marvin L. Burkett                                         )
                                                               )
     \s\ Phillip E. Grush                                      )
     ---------------------------------       Director          )
     Phillip E. Grush                                          )
                                                               )
     \s\ Samuel H. Hildebrand                                  )
     ---------------------------------       Director          )
     Samuel H. Hildebrand                                      )
                                                               )
     \s\ John M. Homer                                         )
     ---------------------------------       Director          )
     John M. Horner                                            )
                                                               )
     \s\ Harry A. Siamas                                       )
     ---------------------------------       Director          )
     Harry A. Siamas                                           )
                                                               )
     \s\ Joseph E. Timmons                                     )
     ---------------------------------       Director          )
     Joseph E. Timmons                                         )
                                                               )

                                  EXHIBIT INDEX

Exhibit No.                           Description                           Page
-----------                           -----------                           ----
     3  (1)       Registrant's    Articles   of   Incorporation    are
                  incorporated by reference to to Exhibit 3(1) to the Registrant's Registration Statement on form S-1 filed with the Commission on September17, 1997 (the
                  "Registration Statement")

        (2) Registrant's Code of By-Laws is incorporated by reference to to Exhibit 3(2) to the Registration Statement

     10 (2)       Union   Community    Bancorp   Stock   Option   Plan
                  incorporated by reference to Exhibit 10(2) to the Registration Statement

        (3)       Union   Federal   Savings   and   Loan   Association
                  Recognition and Retention Plan and Trust incorporated by reference to Exhibit 10(3) to the Registration Statement

        (4) Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement incorporated by reference to Exhibit 10(4) to the Registration Statement

        (5) Employment Agreement between Union Federal Savings and Loan Association and Joseph E. Timmons incorporated by reference to Exhibit 10(5) to the Registration Statement

        (6) Exempt Loan and Share Purchase Agreement between Trust under Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement and Union Community Bancorp incorporated by reference to
                  Exhibit 10(6) to the Registration Statement

     13           2000 Annual Report

     21           Subsidiaries of the Registrant

     23           Consent of Independent Auditors