Form 10-Q
period 2001-03-31
UNION COMMUNITY BANCORP
filed 2001-05-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2001 was 2,270,000.

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                         March 31,              December 31,
                                                                                           2001                     2000
                                                                                  --------------------------------------------------
  Assets
       Cash                                                                           $      195,446          $      210,601
       Interest-bearing demand deposits                                                    6,160,598               4,544,085
                                                                                  --------------------------------------------------
           Cash and cash equivalents                                                       6,356,044               4,754,686
       Investment securities held to maturity                                              5,723,177               7,567,432
       Loans, net of allowance for loan losses of $494,554 and $479,554                  109,477,011             109,505,174
       Premises and equipment                                                                406,946                 373,986
       Federal Home Loan Bank stock                                                        1,180,700               1,043,700
       Investment in limited partnership                                                     886,609                 911,609
       Interest receivable                                                                   884,379                 958,450
       Other assets                                                                          149,667                 238,453
                                                                                  --------------------------------------------------

           Total assets                                                               $  125,064,533          $  125,383,490
                                                                                  ==================================================

  Liabilities
       Deposits
           Noninterest-bearing                                                        $    1,802,914          $    1,769,103
           Interest-bearing                                                               73,840,317              71,047,357
                                                                                  --------------------------------------------------
                Total deposits                                                            75,643,231              72,816,460
       Federal Home Loan Bank advances                                                    12,405,633              14,534,893
       Note payable                                                                          477,142                 654,542
       Interest payable                                                                      142,139                 196,223
       Dividends payable                                                                     317,683                 326,783
       Other liabilities                                                                     659,610                 666,655
                                                                                  --------------------------------------------------
           Total liabilities                                                              89,645,438              89,195,556
                                                                                  --------------------------------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,270,000 and 2,341,000 shares                        22,183,045              22,868,943
       Retained earnings                                                                  15,860,409              16,025,304
       Unearned employee stock ownership plan (ESOP) shares                               (1,496,038)             (1,521,125)
       Unearned recognition and retention plan (RRP) shares                               (1,128,321)             (1,185,188)
                                                                                  --------------------------------------------------
           Total shareholders' equity                                                     35,419,095              36,187,934
                                                                                  --------------------------------------------------

           Total liabilities and shareholders' equity                                 $  125,064,533          $  125,383,490
                                                                                  ==================================================

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                      ---------------------------------------
                                                                                             2001                 2000
                                                                                      ---------------------------------------
  Interest and Dividend Income
       Loans                                                                          $    2,171,769          $    2,106,274
       Investment securities                                                                 119,196                 131,531
       Dividends on Federal Home Loan Bank stock                                              22,990                  20,760
       Deposits with financial institutions                                                   77,877                  23,296
                                                                                      --------------------------------------
           Total interest and dividend income                                              2,391,832               2,281,861
                                                                                      --------------------------------------

  Interest Expense
       Deposits                                                                            1,031,349                 897,382
       Federal Home Loan Bank advances                                                       219,022                 171,180
                                                                                      --------------------------------------
           Total interest expense                                                          1,250,371               1,068,562
                                                                                      --------------------------------------

  Net Interest Income                                                                      1,141,461               1,213,299
       Provision for loan losses                                                              15,000                  15,000
                                                                                      --------------------------------------
  Net Interest Income After Provision for Loan Losses                                      1,126,461               1,198,299
                                                                                      --------------------------------------

  Other Income (Losses)
       Equity in losses of limited partnerships                                              (25,000)                (30,000)
       Net realized gains on sales of available for sale securities                                                    8,331
       Other income                                                                           44,148                  33,096
                                                                                      --------------------------------------
           Total other income (losses)                                                        19,148                  11,427
                                                                                      --------------------------------------

  Other Expenses
       Salaries and employee benefits                                                        310,530                 266,106
       Net occupancy expenses                                                                 11,538                   5,914
       Equipment expenses                                                                      6,472                   4,978
       Deposit insurance expense                                                               3,644                   3,840
       Legal and professional fees                                                            31,375                  22,805
       Data processing fees                                                                   18,289                  19,502
       Other expenses                                                                        114,887                  69,470
                                                                                      --------------------------------------
           Total other expenses                                                              496,735                 392,615
                                                                                      --------------------------------------

  Income Before Income Tax                                                                   648,874                 817,111
       Income tax expense                                                                    213,028                 281,889
                                                                                      --------------------------------------

  Net Income                                                                          $      435,846          $      535,222
                                                                                      ======================================

  Basic Earnings per Share                                                                  $  .21                  $  .23
                                                                                      ======================================

  Diluted Earnings per Share                                                                $  .21                  $  .23
                                                                                      ======================================

  See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)




                                            Common Stock
                                    ------------------------------                      Unearned
                                       Shares                          Retained           ESOP           Unearned
                                     Outstanding        Amount          Earnings         Shares         Compensation        Total
                                    ------------------------------------------------------------------------------------------------

Balances, January 1, 2001             2,341,000     $22,868,943     $ 16,025,304     $(1,521,125)      $(1,185,188)   $ 36,187,934
  Net income for the period                                              435,846                                           435,846
  Cash dividends ($.15 per share)                                       (317,683)                                `        (317,683)
  Purchase of common  stock             (71,000)       (693,717)        (283,058)                                         (976,775)
  Amortization of unearned
compensation expense                                                                                        56,867          56,867
  ESOP shares earned                                      7,819                           25,087                            32,906
                                    ------------------------------------------------------------------------------------------------
Balances, March 31, 2001              2,270,000     $22,183,045      $15,860,409     $(1,496,038)      $(1,128,321)   $ 35,419,095
                                    ================================================================================================



See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                              --------------------------------
                                                                                                   2001             2000
                                                                                              --------------------------------
  Operating Activities
       Net income                                                                                 $ 435,846       $  535,222
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   15,000           15,000
         Depreciation and amortization                                                                7,468            6,530
         Investment securities accretion, net                                                          (840)          (2,962)
         Gain on sale of investment securities available for sale                                                     (8,331)
         Equity in losses of limited partnerships                                                    25,000           30,000
         Amortization of unearned compensation expense                                               56,867           56,867
         ESOP shares earned                                                                          32,906           27,792
         Net change in:
           Interest receivable                                                                       74,071            6,982
           Interest payable                                                                         (54,084)          15,515
           Other assets                                                                              88,786           85,461
           Other liabilities                                                                       (161,336)          96,069
                                                                                              --------------------------------
                Net cash provided by operating activities                                           519,684          864,145
                                                                                              --------------------------------

  Investing Activities
       Investment securities
           Purchase FHLB stock                                                                     (137,000)
           Proceeds from sales of investment securities available for sale                                            87,997
           Proceeds from maturities of securities held to maturity and paydowns
                of mortgage-backed securities                                                     1,875,095           62,985
       Net changes in loans                                                                          13,163       (1,439,556)
       Purchases of property and equipment                                                          (40,428)          (2,396)
                                                                                              --------------------------------
                Net cash provided (used) by investing activities                                  1,710,830       (1,290,970)
                                                                                              --------------------------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                             1,593,375        1,016,740
         Certificates of deposit                                                                  1,233,396          823,854
       Proceeds from borrowings                                                                   4,000,000        6,000,000
       Repayment of borrowings                                                                   (6,306,660)      (7,306,533)
       Cash dividends                                                                              (326,783)        (315,591)
       Repurchase of common stock                                                                  (976,775)        (344,763)
       Net change in advances by borrowers for taxes and insurance                                  154,291          144,090
                                                                                              --------------------------------
                Net cash provided (used) by financing activities                                   (629,156)          17,797
                                                                                              --------------------------------

  Net Change in Cash and Cash Equivalents                                                         1,601,358         (409,028)

  Cash and Cash Equivalents, Beginning of Period                                                  4,754,686        3,117,025
                                                                                              --------------------------------

  Cash and Cash Equivalents, End of Period                                                      $ 6,356,044      $ 2,707,997
                                                                                              ================================

  Additional Cash Flows Information
       Interest paid                                                                            $ 1,304,455      $ 1,053,047
       Income tax paid                                                                              287,000          228,025


  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp (Company) and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association (Union Federal). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                            Three Months Ended
                                                March 31, 2001                                March 31, 2000
                                                --------------                                --------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount         Income         Shares        Amount
                                      ------        ------           ------         ------         ------        ------
Basic earnings per share
  Income available to common
  shareholders                        $ 435,846     2,077,406        $ .21          $ 535,222    2,324,276        $ .23
                                                                  ===========                                  ===========

Effect of dilutive RRP awards
and stock options
                                   -------------------------------               ------------------------------
Diluted earnings per share
Income available to  common
shareholders and assumed
conversions                           $ 435,846     2,077,406        $ .21          $ 535,222    2,324,276        $ .23
                                   ==========================================    =========================================



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

Union Federal was organized as a state-chartered savings and loan association in 1913. Since then, Union Federal has conducted its business from its full-service office located in Crawfordsville, Indiana. Union Federal opened its first branch office in Crawfordsville on April 2, 2001. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Union Federal offers a number of financial services, including: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans; (v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts ("MMDAs"); (vii) passbook savings accounts; and (viii) certificates of deposit.

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

Financial Condition

Total assets decreased $318,000, or 3%, to $125.1 million at March 31, 2001. Net loans remained constant at $109.5 million at both December 31, 2000 and March 31, 2001. Investment securities held to maturity decreased $1.9 million during the first quarter of 2001 primarily due to proceeds of $1.7 million received on investment securities that were called prior to their scheduled maturity dates. Cash and interest-bearing deposits in other banks increased $1.6 million during the first quarter of 2001 due in part to the proceeds received on called securities.

Deposits increased by $2.8 million to $75.6 million during the first quarter of 2001. Demand and savings deposits increased $1.6 million, or 7.2%, from December 31, 2000 to March 31, 2001 while certificates of deposit increased $1.2 million, or 2.4%, during this period.

Borrowed funds decreased by $2.3 million, or 15.2%, from December 31, 2000 to March 31, 2001. The decrease in total borrowed funds resulted from a decrease in FHLB advances of $2.1 million and a decrease in the note payable to a limited partnership of $178,000.

Stockholder's equity decreased $769,000 to $35.4 million at March 31, 2001. The decrease was primarily due to stock repurchases of $977,000 and cash dividends of $318,000. These decreases were offset by net income for three months ended March 31, 2001 of $436,000, Employee Stock Ownership Plan shares earned of $33,000 and unearned compensation amortization of $57,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2001 and
2000

Net income decreased $99,000, or 18.5%, from $535,000 for the three months ended March 31, 2000 to $436,000 for the three months ended March 31, 2001. The decrease were primarily attributable to a decrease in net interest income and an increase in non-interest expense offset by a reduction in income tax expense. The return on average assets for the three months ended March 31, 2001 was 1.37% compared to 1.77% for the comparable period in 2000.

Interest income increased $110,000, or 4.8%, from $2.3 million for the three months ended March 31, 2000 to $2.4 million for same period in 2001. Interest expense increased $182,000, or 17.0%, from $1.1 million for the three months ended March 31, 2000 to $1.3 million for the same period in 2001. As a result, net interest income for the three months ended March 31, 2001 amounted to $1.1 million, a 5.9% decrease from the first quarter of 2000. The decrease in net interest income was attributable to an increase in the cost of interest-bearing liabilities from 5.30% for the first quarter of 2000 to 5.62% for the first quarter to 2001.

The provision for loan losses made for the three months ended March 31, 2001 was $15,000 as compared to $15,000 for the same period in 2000. The 2001 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) increased from income of $11,000 for the three months ended March 31, 2000 to income of $19,000 for the three months ended March 31, 2001.

Other expenses increased from $392,000 for the first quarter of 2000 to $497,000 for the first quarter of 2001, an increase of $105,000. This increase was primarily due to increases in salaries and employee benefits and other expense resulting from nominal increases in a variety of expense categories. In addition, the Association opened a new branch office in Crawfordsville, Indiana, on April 2, 2001. During the first quarter of 2001, the Company incurred additional expense related to the preparation and staffing of this new branch office.

Income tax expense decreased $69,000 or 24.4%, for the three months ended March 31, 2001 compared to the same period in 2000. The decrease was directly related to the decrease in taxable income for the period.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $458,000 and $461,000 of loans classified as special mention as of March 31, 2001 and December 31, 2000 respectively. In addition, Union Federal had $1.2 million and $1.4 million of loans classified as substandard at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 and December 31, 2000, no loans were classified as doubtful or loss. At March 31, 2001, and December 31, 2000, respectively, $264,000 and $406,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $495,000 or .45% of loans at March 31, 2001 as compared to $480,000 or .44% of loans at December 31, 2000.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2001, Union Federal had liquid assets of 12.2 million and a liquidity ratio of 13.9%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2001 and 2000, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                 March 31, 2001
                                 --------------
                       Net Portfolio Value              NPV as % of PV of Assets
Changes
In Rates      $ Amount      $ Change       % Change     NPV Ratio        Change
--------      --------      ---------      --------     ---------        ------
+300 bp         31,999        -7,053         -18%        26.90%         -331 bp
+200 bp         34,374        -4,678         -12%        28.09%         -212 bp
+100 bp         36,831        -2,221          -6%        29.26%          -96 bp
   0 bp         39,052                                   30.21%
-100 bp         40,390         1,338           3%        30.64%          +43 bp
-200 bp         41,234         2,183           6%        30.79%          +57 bp
-300 bp         42,161         3,109           8%        30.95%          +74 bp

                                      March 31, 2000
                                      --------------
                         Net Portfolio Value           NPV as % of PV of Assets
Changes
In Rates     $ Amount       $ Change     % Change      NPV Ratio        Change
--------     --------       --------     --------      ---------        ------
+300 bp         23,768        -9,236         -28%        21.64%         -584 bp
+200 bp         26,777        -6,227         -19%        23.66%         -383 bp
+100 bp         29,896        -3,107          -9%        25.63%         -185 bp
   0 bp         33,004                                   27.49%
-100 bp         35,852         2,848           9%        29.09%         +160 bp
-200 bp         37,948         4,944          15%        30.19%         +271 bp
-300 bp         39,746         6,743          20%        31.10%         +361 bp



The analysis at March 31, 2001 indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.



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

                (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNION COMMUNITY BANCORP

Date:         May 2, 2001                   By: /s/ Joseph E. Timmons
                                            -------------------------

                                                        Joseph E. Timmons
                                                        President and
                                                        Chief Executive Officer

Date:         May 2, 2001                   By: /s/ Denise E. Swearingen
                                            ----------------------------

                                                        Denise E. Swearingen
                                                        Treasurer