Form 10-Q
period 2001-06-30
UNION COMMUNITY BANCORP
filed 2001-08-13
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2001 was 2,270,000.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
FORWARD LOOKING STATEMENT                                                     3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet                             4

             Consolidated Condensed Statement of Income                       5

             Consolidated Condensed Statement of Shareholders' Equity         6

             Consolidated Condensed Statement of Cash Flows                   7

             Notes to Unaudited Consolidated Condensed Financial Statements   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities                                               13
Item 3.  Defaults Upon Senior Securities                                     13
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   13
Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                         June 30,               December 31,
                                                                                           2001                     2000
                                                                                  ------------------------ -------------------------
  Assets
       Cash                                                                           $      296,459          $      210,601
       Interest-bearing demand deposits                                                    2,660,136               4,544,085
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                       2,956,595               4,754,686
       Investment securities held to maturity                                              5,100,695               7,567,432
       Loans, net of allowance for loan losses of $509,554 and $479,554                  115,822,151             109,505,174
       Premises and equipment                                                                419,339                 373,986
       Federal Home Loan Bank stock                                                        1,180,700               1,043,700
       Investment in limited partnership                                                     876,609                 911,609
       Interest receivable                                                                   785,210                 958,450
       Other assets                                                                          213,235                 238,453
                                                                                  ------------------------ -------------------------

           Total assets                                                               $  127,354,534          $  125,383,490
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                        $    1,543,631          $    1,769,103
           Interest-bearing                                                               76,173,123              71,047,357
                                                                                  ------------------------ -------------------------
                Total deposits                                                            77,716,754              72,816,460
       Federal Home Loan Bank advances                                                    12,405,633              14,534,893
       Note payable                                                                          477,142                 654,542
       Interest payable                                                                      155,619                 196,223
       Dividends payable                                                                     317,683                 326,783
       Other liabilities                                                                     640,301                 666,655
                                                                                  ------------------------ -------------------------
           Total liabilities                                                              91,713,132              89,195,556

                                                                                  ------------------------ -------------------------

  Commitments and Contingent Liabilities


  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,270,000 and 2,341,000 shares                        22,191,349              22,868,943
       Retained earnings                                                                  15,992,459              16,025,304
       Unearned employee stock ownership plan (ESOP) shares                               (1,470,951)             (1,521,125)
       Unearned recognition and retention plan (RRP) shares                               (1,071,455)             (1,185,188)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     35,641,402              36,187,934
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                 $  127,354,534          $  125,383,490
                                                                                  ======================== =========================

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30                             June 30
                                                               ------------------ ---------------- ----------------- ---------------
                                                                      2001              2000             2001              2000
                                                               ------------------ ---------------- ----------------- ---------------
  Interest and Dividend Income
       Loans                                                      $  2,221,355    $   2,108,416      $  4,393,124       $4,214,690
       Investment securities                                            93,114          133,735           212,310          265,226
       Dividends on Federal Home Loan Bank stock                        22,814           20,760             45,804          41,520
       Deposits with financial institutions                             42,410           13,659            120,287          36,955
                                                               ---------------- ----------------- ----------------- ---------------
           Total interest and dividend income                        2,379,693        2,276,570          4,771,525       4,558,431
                                                               ---------------- ----------------- ----------------- ---------------

  Interest Expense
       Deposits                                                      1,028,747          933,270         2,060,096        1,830,652
       Federal Home Loan Bank advances                                 161,444          173,614           380,466          344,794
                                                               ---------------- ----------------- ----------------- ---------------
           Total interest expense                                    1,190,191        1,106,884         2,440,562        2,175,446
                                                               ---------------- ----------------- ----------------- ---------------

  Net Interest Income                                                1,189,502        1,169,686         2,330,963        2,382,985
       Provision for loan losses                                        15,000           15,000            30,000           30,000
                                                               ---------------- ----------------- ----------------- ---------------
  Net Interest Income After Provision for Loan Losses                1,174,502        1,154,686         2,300,963        2,352,985
                                                               ---------------- ----------------- ----------------- ---------------

  Other Income (Losses)
       Equity in losses of limited partnerships                        (10,000)         (25,000)          (35,000)        (55,000)
       Net realized gains on sales of available for sale
  securities                                                                                                                 8,331
       Other income                                                     40,036           28,767            84,184           61,863
                                                               ---------------- ----------------- ----------------- ---------------
           Total other income (losses)                                  30,036            3,767            49,184           15,194
                                                               ---------------- ----------------- ----------------- ---------------

  Other Expenses
       Salaries and employee benefits                                  307,531          266,848           618,061          532,954
       Net occupancy expenses                                           18,340           15,614            29,878           26,506
       Deposit insurance expense                                         9,364            3,820            15,836            7,660
       Legal and professional fees                                      49,440           48,521            80,815           71,326
       Data processing fees                                             30,241           19,538            48,530           39,040
       Other expenses                                                  116,458           82,132           234,989          151,602
                                                               ---------------- ----------------- ----------------- ---------------
           Total other expenses                                        531,374          436,473         1,028,109          829,088
                                                               ---------------- ----------------- ----------------- ---------------

  Income Before Income Tax                                             673,164          721,980         1,322,038        1,539,091
       Income tax expense                                              223,430          227,584           436,458          509,473
                                                               ---------------- ----------------- ----------------- ---------------

  Net Income                                                      $    449,734    $     494,396      $    885,580       $1,029,618
                                                               ================ ================= ================= ===============

  Basic Earnings per Share                                              $  .22           $  .22            $  .43            $ .45
                                                               ================ ================= ================= ===============

  Diluted Earnings per Share                                            $  .22           $  .22            $  .43            $ .45
                                                               ================ ================= ================= ===============

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)


                                              Common Stock                                Unearned
                                      ------------------------------
                                         Shares                           Retained          ESOP           Unearned
                                       Outstanding        Amount          Earnings         Shares         Compensation        Total
                                      -------------- ----------------- --------------- ---------------- ---------------- -----------

Balances, January 1, 2001               2,341,000      $22,868,943     $ 16,025,304    $(1,521,125)       $(1,185,188)  $36,187,934
  Net income for the period                                                 885,580                                         885,580
  Cash dividends ($.30 per share)                                          (635,367)                                       (635,367)
  Purchase of common  stock               (71,000)        (693,717)        (283,058)                                       (976,775)
  Amortization of unearned
compensation expense                                                                                           113,733      113,733
  ESOP shares earned                                        16,123                          50,174                           66,297
                                      -------------- --------------- ---------------- ---------------- ---------------- ------------
Balances, June 30, 2001                 2,270,000      $22,191,349       15,992,459    $(1,470,951)       $(1,071,455)  $ 5,641,402
                                      ============== =============== ================ ================ ================ ============

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              ---------------- ---------------
                                                                                                   2001             2000
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                              $    885,580    $   1,029,618
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   30,000           30,000
         Depreciation and amortization                                                               17,624           17,568
         Investment securities accretion, net                                                        (1,664)        (14,090)
         Gain on sale of investment securities available for sale                                                    (8,331)
         Equity in losses of limited partnerships                                                    35,000           55,000
         Amortization of unearned compensation expense                                              113,733          113,733
         ESOP shares earned                                                                          66,297           55,663
         Net change in:
           Interest receivable                                                                      173,240           82,123
           Interest payable                                                                         (40,604)          45,754
           Other assets                                                                              25,218           52,931
           Other liabilities                                                                        (48,627)          13,633
                                                                                              ---------------- ---------------
                Net cash provided by operating activities                                         1,255,797        1,473,622
                                                                                              ---------------- ---------------

  Investing Activities
       Purchase of securities held to maturity                                                                      (300,000)
       Purchase of  FHLB stock                                                                     (137,000)
       Proceeds from sales of investment securities available for sale                                                87,997
       Proceeds from maturities of securities held to maturity and paydowns of mortgage-
        backed securities                                                                         2,498,401          121,476
       Net changes in loans                                                                      (6,346,977)      (1,880,090)
       Purchases of property and equipment                                                          (62,977)         (15,116)
                                                                                              ---------------- ---------------
                Net cash used by investing activities                                            (4,048,553)      (1,985,733)
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                             3,232,372        1,076,981
         Certificates of deposit                                                                  1,667,922          652,776
       Proceeds from borrowings                                                                   4,000,000        9,000,000
       Repayment of borrowings                                                                   (6,306,660)      (9,306,533)
       Cash dividends                                                                              (644,467)        (652,473)
       Repurchase of common stock                                                                  (976,775)      (1,240,031)
       Net change in advances by borrowers for taxes and insurance                                   22,273            6,696
                                                                                              ---------------- ---------------
                Net cash provided (used) by financing activities                                    994,665         (462,584)
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                        (1,798,091)        (974,695)

  Cash and Cash Equivalents, Beginning of Period                                                  4,754,686        3,117,025
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                     $  2,956,595    $   2,142,330
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                           $  2,481,166    $   2,129,692
       Income tax paid                                                                              524,000          517,025
       Transfers from loans to foreclosed assets                                                                      85,320

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

The interim consolidated financial statements at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                            Three Months Ended
                                                 June 30, 2001                                 June 30, 2000
                                                 -------------                                 -------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                    $449,734       2,031,714          $ .22        $494,396      2,260,870       $ .22
                                                                      =====                                      =====

Effect of dilutive RRP awards
and stock options
                                    ---------      ---------                       --------      ----------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                     $449,734       2,031,614          $ .22        $494,396      2,260,870       $ .22
                                    ========       =========          =====        ========      =========       =====


                                               Six Months Ended                              Six Months Ended
                                                June 30, 2001                                  June 30, 2000
                                                -------------                                  -------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                    $  885,580     2,054,427          $ .43        $1,029,618    2,292,573       $ .45
                                                                      =====                                      ======

Effect of dilutive RRP awards
and stock options
                                    ----------     ---------                       ----------    ---------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                     $  885,580     2,054,427          $ .43        $1,029,618    2,292,573       $ .45
                                    ==========     =========          =====        ==========    =========       =====

Note 3: Business Combinations

On July 23, 2001, the Company signed a definitive agreement to acquire Montgomery Financial Corporation ("Montgomery"), Crawfordsville, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, shareholders of Montgomery would have the right to elect to receive either 1.1244 shares of the Company's common stock or $15.00 in cash. However, fifty percent of the aggregate consideration must be paid in shares of common stock and there may be pro rata allocations of cash or stock made to shareholders to ensure that this requirement is satisfied. The transaction is subject to approval by shareholders of the Company and Montgomery and appropriate regulatory agencies. As of March 31, 2001, Montgomery had total assets and shareholders' equity of $142.9 million and $16.9 million, respectively.

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

Financial Condition

Total assets increased approximately $2.0 million, or 1.6%, to $127.4 million at June 30, 2001, from $125.4 million at December 31, 2000. The increase was primarily due to loan growth of $6.3 million offset by decreases in cash and cash equivalents and investment securities held to maturity. Net loans increased by 5.8% to $115.8 million due to an increase in customer demand and an increased focus by the Company in the areas of commercial and consumer lending. Cash and cash equivalents decreased by $1.8 million from December 31, 2000 to June 30, 2001. Investment securities held to maturity decreased $2.5 million during the six months ended June 30, 2001 primarily due to $2.3 million received on investment securities that were called prior to their scheduled maturity dates.

Deposits increased by $4.9 million to $77.7 million during the six months ended June 30, 2001. The increase in deposits was primarily used to fund loan growth. Borrowed funds decreased by $2.3 million, or 15.2%, from December 31, 2000 to June 30, 2001. The decrease in total borrowed funds resulted from a decrease in FHLB advances of $2.1 million and a decrease in the note payable to a limited partnership of $178,000.

Shareholders' equity decreased approximately $547,000 to $35.6 million at June 30, 2001. The decrease was primarily due to stock repurchases of $977,000 and cash dividends of $636,000. These decreases were offset by net income for six months ended June 30, 2001 of $886,000, Employee Stock Ownership Plan shares earned of $66,000 and unearned compensation amortization of $114,000.

Comparison  of  Operating  Results for the Three  Months Ended June 31, 2001 and
2000

Net income decreased approximately $44,000 from $494,000 for the three months ended June 30, 2000 to $450,000 for the three months ended June 30, 2001. The return on average assets was 1.43% and 1.63% for the three months ended June 30, 2001 and 2000, respectively.

Interest income increased $103,000, or 4.5%, from $2,277,000 for the three months ended June 30, 2000 to $2,380,000 for the comparable period in 2001. Interest expense increased approximately $83,000, or 7.5%, from $1,107,000 for the three months ended June 30, 2000 to $1,190,000 for the same period in 2001. As a result, net interest income for the three months ended June 30, 2001 amounted to $1,190,000, a $20,000 increase from the second quarter of 2000.

The provisions for loan losses made for the three months ended June 30, 2001 and 2000 were $15,000. The 2001 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) was $30,000 for the three months ended June 30, 2001 compared to $4,000 for the same period in 2000. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. The Company recorded $10,000 in equity losses during the 2nd quarter of 2001 as compared to $25,000 during the same period in 2000. In addition to recording the equity in the losses of Pedcor, a benefit of low-income housing income tax credits in the amount of $45,000 was recorded for the three months ended June 30, 2001 and 2000. Other income also increased during the three months ended June 30, 2001 as compared to the same period in 2000 due to nominal increases in a variety of income categories.

Other expenses increased approximately $95,000 from $437,000 for the three months ended June 30, 2000 to $532,000 for the comparable period in 2001. The increase was primarily due to the opening of the Association's branch office in Crawfordsville, Indiana on April 2, 2001.

Income tax expense decreased $5,000, or 2.2%, for the three months ended June 30, 2001 compared to the same period in 2000. The effective tax rates for the three months ended June 30, 2001 and 2000 were approximately 33% and 32%, respectively.

Comparison of Operating Results for the Six Months Ended June 31, 2001 and 2000

Net income decreased $144,000, or 14.0%, from $1,030,000 for the six months ended June 30, 2000 to $886,000 for the six months ended June 30, 2001. The return on average assets was 1.40% and 1.70 % for the six months ended June 30, 2001 and 2000, respectively.

Interest income increased $214,000, or 4.7%, from $4,558,000 for the six months ended June 30, 2000 as compared to $4,772,000 for the six months ended June 30, 2001. Interest expense increased $266,000, or 12.2%, from $2,175,000 for the six months ended June 30, 2000 to $2,441,000 for the same period in 2001. As a result, net interest income for the six months ended June 30, 2001 amounted to $2,331,000, a 2.2% decrease from six months ended June 30, 2000.

The provisions for loan losses made for the six months ended June 30, 2001 and 2000 were $30,000. The 2001 provision and the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) were $49,000 for the six months ended June 30, 2001 compared to $15,000 for the same period in 2000. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. The Company recorded $35,000 in equity losses during the six months ended 2001 as compared to $55,000 during the same period in 2001. In addition to recording the equity in the losses of Pedcor, a benefit of low-income housing income tax credits in the amount of $89,000 was recorded for the six months ended June 30, 2001 and 2000. Other income also increased during the six months ended June 30, 2001 as compared to the same period in 2000 due to nominal increases in a variety of income categories.

Other expenses increased $199,000 from $829,000 for the six months ended June 30, 2000 to $1,028,000 for the comparable period in 2001. The increase was primarily due to the opening of the Association's branch office as mentioned above.

Income tax expense decreased approximately $73,000, or 14.3%, for the six months ended June 30, 2001 compared to the same period in 2000. The effective tax rate was 33% for both six-month periods ended June 30, 2001 and 2000.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $455,000 and $461,000 of loans classified as special mention as of June 30, 2001 and December 31, 2000 respectively. In addition, Union Federal had $1.3 million and $1.4 million of loans classified as substandard at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, no loans were classified as doubtful or loss. At June 30, 2001, and December 31, 2000, respectively, $326,000 and $406,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $510,000 or .44% of loans at June 30, 2001 as compared to $480,000 or .44% of loans at December 31, 2000.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2001, Union Federal had liquid assets of $8.1 million and a liquidity ratio of 9.8%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2001 and 2000, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.



                                           June 30, 2001
                                           -------------
                          Net Portfolio Value                             NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
   --------        --------         ---------         --------            ---------          ------
   +300 bp           27,880           -8,003            -22%               23.09%           -417 bp
   +200 bp           30,519           -5,364            -15%               24.56%           -271 bp
   +100 bp           33,289           -2,594             -7%               26.00%           -126 bp
      0 bp           35,883                                                27.26%
   -100 bp           37,739            1,856              5%               28.05%            +79 bp
   -200 bp           38,881            2,998              8%               28.41%           +115 bp
   -300 bp           39,972            4,089             11%               28.73%           +147 bp




                                           June 30, 2000
                                           -------------
                           Net Portfolio Value                            NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
   --------        --------         ---------         --------            ---------          ------
   +300 bp           24,872           -8,852            -26%               22.57%           -545 bp
   +200 bp           27,789           -5,935            -18%               24.47%           -354 bp
   +100 bp           30,765           -2,959             -9%               26.30%           -172 bp
      0 bp           33,724                                                28.01%
   -100 bp           36,386            2,663              8%               29.46%           +145 bp
   -200 bp           38,297            4,573             14%               30.43%           +242 bp
   -300 bp           40,081            6,358             19%               31.30%           +329 bp




The analysis at June 30, 2001 indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

              On April 18, 2001, Union Community Bancorp held its Annual Meeting of Shareholders. Two directors were elected to terms expiring in 2004 by the following votes:

                  Philip L. Boots       For:   2,054,398     Withheld:   109,460
                  John M. Horner        For:   2,050,717     Withheld:   113,141

              The terms of office of the following directors of Union Community Bancorp continued after the Annual Shareholder Meeting:

                           Name                               Term Expires In
                           ----                               ---------------
                           Marvin L. Burkett                       2002
                           Phillip E. Grush                        2002
                           Joseph E. Timmons                       2002
                           Samuel H. Hildebrand                    2003
                           Harry A. Siamas                         2003

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                   (a) On July 24, 2001, the Company filed a current report on Form 8-K disclosing the merger between Union Community Bancorp and Montgomery Financial Corporation the Agreement and Plan of Reorganization attached to which is an exhibit thereto.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION COMMUNITY BANCORP

Date:         August 13, 2001                     By: /s/ Joseph E. Timmons
              ---------------                         -------------------------
                                                     Joseph E. Timmons
                                                     President and
                                                     Chief Executive Officer

Date:         August 13, 2001                     By: /s/ Denise E. Swearingen
              ---------------                         --------------------------
                                                      Denise E. Swearingen
                                                      Treasurer