Form 10-Q/A
period 2001-06-30
UNION COMMUNITY BANCORP
filed 2001-10-05
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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

                             Union Community Bancorp
                                    Form 10-Q/A

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

                            FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q/A and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q/A are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q/A identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

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

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30                             June 30
                                                               ------------------ ---------------- ----------------- ---------------
                                                                      2001              2000             2001              2000
                                                               ------------------ ---------------- ----------------- ---------------
  Interest and Dividend Income
       Loans                                                      $  2,221,355    $   2,108,416      $  4,393,124       $4,214,690
       Investment securities                                            93,114          133,735           212,310          265,226
       Dividends on Federal Home Loan Bank stock                        22,814           20,760             45,804          41,520
       Deposits with financial institutions                             42,410           13,659            120,287          36,955
                                                               ---------------- ----------------- ----------------- ---------------
           Total interest and dividend income                        2,379,693        2,276,570          4,771,525       4,558,431
                                                               ---------------- ----------------- ----------------- ---------------

  Interest Expense
       Deposits                                                      1,028,747          933,270         2,060,096        1,830,652
       Federal Home Loan Bank advances                                 161,444          173,614           380,466          344,794
                                                               ---------------- ----------------- ----------------- ---------------
           Total interest expense                                    1,190,191        1,106,884         2,440,562        2,175,446
                                                               ---------------- ----------------- ----------------- ---------------

  Net Interest Income                                                1,189,502        1,169,686         2,330,963        2,382,985
       Provision for loan losses                                        15,000           15,000            30,000           30,000
                                                               ---------------- ----------------- ----------------- ---------------
  Net Interest Income After Provision for Loan Losses                1,174,502        1,154,686         2,300,963        2,352,985
                                                               ---------------- ----------------- ----------------- ---------------

  Other Income (Losses)
       Equity in losses of limited partnerships                        (10,000)         (25,000)          (35,000)        (55,000)
       Net realized gains on sales of available for sale
  securities                                                                                                                 8,331
       Other income                                                     40,036           28,767            84,184           61,863
                                                               ---------------- ----------------- ----------------- ---------------
           Total other income (losses)                                  30,036            3,767            49,184           15,194
                                                               ---------------- ----------------- ----------------- ---------------

  Other Expenses
       Salaries and employee benefits                                  307,531          266,848           618,061          532,954
       Net occupancy expenses                                           18,340           10,495            29,878           16,409
       Equipment expenses                                                9,364            5,119            15,836           10,097
       Legal and professional fees                                      49,440           48,521            80,815           71,326
       Data processing fees                                             30,241           19,538            48,530           39,040
       Other expenses                                                  116,458           85,952           234,989          159,262
                                                               ---------------- ----------------- ----------------- ---------------
           Total other expenses                                        531,374          436,473         1,028,109          829,088
                                                               ---------------- ----------------- ----------------- ---------------

  Income Before Income Tax                                             673,164          721,980         1,322,038        1,539,091
       Income tax expense                                              223,430          227,584           436,458          509,473
                                                               ---------------- ----------------- ----------------- ---------------

  Net Income                                                      $    449,734    $     494,396      $    885,580       $1,029,618
                                                               ================ ================= ================= ===============

  Basic Earnings per Share                                              $  .22           $  .22            $  .43            $ .45
                                                               ================ ================= ================= ===============

  Diluted Earnings per Share                                            $  .22           $  .22            $  .43            $ .45
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

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q/A, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

                             UNION COMMUNITY BANCORP

Date:         October 5, 2001                    By: /s/ Joseph E. Timmons
              -----------------                      -------------------------
                                                     Joseph E. Timmons
                                                     President and
                                                     Chief Executive Officer

Date:         October 5, 2001                    By: /s/ Denise E. Swearingen
              -----------------                      --------------------------
                                                      Denise E. Swearingen
                                                      Treasurer