Form 10-Q
period 2001-09-30
UNION COMMUNITY BANCORP
filed 2001-11-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2001 was 2,100,000.

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                        September 30,            December 31,
                                                                                            2001                     2000
                                                                                  -----------------------------------------------
  Assets
       Cash                                                                          $       339,645         $       210,601
       Interest-bearing demand deposits                                                    1,848,309               4,544,085
                                                                                  -----------------------------------------------
           Cash and cash equivalents                                                       2,187,954               4,754,686
       Investment securities held to maturity                                              4,514,435               7,567,432
       Loans, net of allowance for loan losses of $509,554 and $479,554                  119,864,135             109,505,174
       Premises and equipment                                                                409,036                 373,986
       Federal Home Loan Bank stock                                                        1,180,700               1,043,700
       Investment in limited partnership                                                     866,609                 911,609
       Interest receivable                                                                   863,657                 958,450
       Other assets                                                                          262,998                 238,453
                                                                                  -----------------------------------------------

           Total assets                                                              $   130,149,524         $   125,383,490
                                                                                  ===============================================

  Liabilities
       Deposits
           Noninterest-bearing                                                       $     1,035,371         $     1,769,103
           Interest-bearing                                                               78,443,847              71,047,357
                                                                                  -----------------------------------------------
                Total deposits                                                            79,479,218              72,816,460
       Federal Home Loan Bank advances                                                    15,405,633              14,534,893
       Note payable                                                                          477,142                 654,542
       Interest payable                                                                      198,348                 196,223
       Dividends payable                                                                     292,183                 326,783
       Other liabilities                                                                     830,671                 666,655
                                                                                  -----------------------------------------------
           Total liabilities                                                              96,683,195              89,195,556
                                                                                  -----------------------------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,100,000 and 2,341,000 shares                        20,537,252              22,868,943
       Retained earnings                                                                  15,382,324              16,025,304
       Unearned employee stock ownership plan (ESOP) shares                               (1,445,864)             (1,521,125)
       Unearned recognition and retention plan (RRP) shares                               (1,007,383)             (1,185,188)
                                                                                  -----------------------------------------------
           Total shareholders' equity                                                     33,466,329              36,187,934
                                                                                  -----------------------------------------------

           Total liabilities and shareholders' equity                                 $  130,149,524         $   125,383,490
                                                                                  ===============================================

  See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30                        September 30
                                                               --------------------------------------------------------------------
                                                                      2001              2000             2001              2000
                                                               --------------------------------------------------------------------
  Interest and Dividend Income

       Loans                                                      $  2,289,124     $  2,117,128      $  6,682,248     $  6,331,818
       Investment securities                                            85,859          154,266           298,169          419,532
       Dividends on Federal Home Loan Bank stock                        21,576           22,300            67,380           63,820
       Deposits with financial institutions                             13,850           17,989           134,137           54,944
                                                               --------------------------------------------------------------------
           Total interest and dividend income                        2,410,409        2,311,683         7,181,934        6,870,114
                                                               --------------------------------------------------------------------

  Interest Expense
       Deposits                                                      1,026,265          985,976         3,086,361        2,816,628
       Federal Home Loan Bank advances                                 164,416          203,062           544,882          547,856
                                                               --------------------------------------------------------------------
           Total interest expense                                    1,190,681        1,189,038         3,631,243        3,364,484
                                                               --------------------------------------------------------------------

  Net Interest Income                                                1,219,728        1,122,645         3,550,691        3,505,630
       Provision for loan losses                                                         15,000            30,000           45,000
                                                               --------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses                1,219,728        1,107,645         3,520,691        3,460,630
                                                               --------------------------------------------------------------------

  Other Income (Losses)
       Equity in losses of limited partnerships                        (10,000)         (25,000)          (45,000)         (80,000)
       Net realized gains on sales of available for sale
  securities                                                                                                                 8,331
       Other income                                                     41,976           41,976           126,160           93,303
                                                               --------------------------------------------------------------------
           Total other income (losses)                                  31,976            6,440            81,160           21,634
                                                               --------------------------------------------------------------------

  Other Expenses
       Salaries and employee benefits                                  329,412          277,294           947,473          810,248
       Net occupancy expenses                                           16,524           11,672            46,402           28,081
       Equipment expenses                                                9,865            6,122            25,701           16,219
       Legal and professional fees                                      22,107           19,934           102,922           58,974
       Data processing fees                                             24,569           19,865            73,099           91,191
       Other expenses                                                   94,380           83,058           329,369          242,320
                                                               --------------------------------------------------------------------
           Total other expenses                                        496,857          417,945         1,524,966        1,247,033
                                                               --------------------------------------------------------------------

  Income Before Income Tax                                             754,847          696,140         2,076,885        2,235,231
       Income tax expense                                              255,867          224,559           692,325          734,032
                                                               --------------------------------------------------------------------

  Net Income                                                       $   498,980     $    471,581      $  1,384,560     $  1,501,199
                                                               ====================================================================

  Basic Earnings per Share                                           $   .25          $   .22          $    .68          $   .67
                                                               ====================================================================

  Diluted Earnings per Share                                         $   .25          $   .22          $    .68          $   .67
                                                               ====================================================================


  See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


                                              Common Stock
                                      ------------------------------                    Unearned
                                         Shares                         Retained          ESOP          Unearned
                                       Outstanding      Amount          Earnings         Shares        Compensation        Total
                                      ----------------------------------------------------------------------------------------------

Balances, January 1, 2001               2,341,000    $22,868,943     $ 16,025,304       $(1,521,125)    $(1,185,188)  $ 36,187,934
  Net income for the period                                             1,384,560                                        1,384,560
  Cash dividends ($.45 per share)                                        (927,549)                                        (927,549)
  Purchase of common stock               (241,000)    (2,356,034)      (1,099,991)                                      (3,456,025)
  Amortization of unearned
compensation expense                                                                                        177,805        177,805
  ESOP shares earned                                      24,343                             75,261                         99,604
                                      ----------------------------------------------------------------------------------------------
Balances, September 30, 2001            2,100,000    $20,537,252    $  15,382,324       $(1,445,864)    $(1,007,383)   $33,466,329
                                      ==============================================================================================



See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                            -------------------------------
                                                                                                 2001             2000
                                                                                            -------------------------------
Operating Activities
     Net income                                                                             $   1,384,560       $1,501,199
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                                   30,000           45,000
       Depreciation and amortization                                                               27,927           20,820
       Investment securities accretion, net                                                        (2,489)        (33,671)
       Gain on sale of investment securities available for sale                                                    (8,331)
       Equity in losses of limited partnerships                                                    45,000           80,000
       Amortization of unearned compensation expense                                              177,805          170,600
       ESOP shares earned                                                                          99,604           86,788
       Net change in:
         Interest receivable                                                                       94,793          (27,621)
         Interest payable                                                                           2,125           88,907
         Other assets                                                                             (24,545)          95,472
         Other liabilities                                                                            (33)          50,691
                                                                                            -------------------------------
              Net cash provided by operating activities                                         1,834,747        2,069,854
                                                                                            -------------------------------

Investing Activities
     Purchases of Federal Home Loan Bank stock                                                   (137,000)
     Purchase of securities held to maturity                                                                      (300,000)
     Proceeds from sales of investment securities available for sale                                                87,997
     Proceeds from maturities of securities held to maturity and paydowns of mortgage-
       backed securities                                                                        3,085,486          211,966
     Net changes in loans                                                                     (10,388,961)      (1,955,826)
     Purchases of property and equipment                                                          (62,977)         (19,820)
                                                                                            -------------------------------
              Net cash used by investing activities                                            (7,503,452)      (1,975,683)
                                                                                            -------------------------------

Financing Activities
     Net change in
       Interest-bearing demand and savings deposits                                             4,997,774          544,943
       Certificates of deposit                                                                  1,664,984        3,060,201
     Proceeds from borrowings                                                                   9,000,000       14,000,000
     Repayment of borrowings                                                                   (8,306,660)     (13,306,533)
     Cash dividends                                                                              (962,149)        (989,397)
     Repurchase of common stock                                                                (3,456,025)      (2,584,847)
     Net change in advances by borrowers for taxes and insurance                                  164,049          126,624
                                                                                            -------------------------------
              Net cash provided (used) by financing activities                                  3,101,973          850,991
                                                                                            -------------------------------

Net Change in Cash and Cash Equivalents                                                        (2,566,732)         945,162

Cash and Cash Equivalents, Beginning of Period                                                  4,754,686        3,117,024
                                                                                            -------------------------------

Cash and Cash Equivalents, End of Period                                                    $   2,187,954       $4,062,186
                                                                                            ===============================

Additional Cash Flows Information
     Interest paid                                                                          $   3,629,118       $3,275,577
     Income tax paid                                                                              786,000          724,025



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

The interim consolidated financial statements at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share has been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                            Three Months Ended
                                              September 30, 2001                            September 30, 2000
                                              ------------------                            ------------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                        $498,980    1,991,166         $ .25         $ 471,581   2,184,351          $  .22
                                                                  ===========                                  ===========

Effect of dilutive RRP awards
and stock options
                                   -----------------------------                  -------------------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                         $498,980    1,991,166         $ .25         $ 471,581   2,184,351          $  .22
                                   ==========================================     ========================================


                                               Nine Months Ended                             Nine Months Ended
                                              September 30, 2001                             September 30, 2000
                                              ------------------                             ------------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                      $1,384,560    2,033,036          $ .68        $1,501,199   2,256,188          $  .67
                                                                  ===========                                    ==========

Effect of dilutive RRP awards
and stock options
                                   -----------------------------                  --------------------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                       $1,384,560    2,033,036          $ .68       $ 1,501,199   2,256,188          $  .67
                                   ===========================================   ==========================================




Note 3: Business Combinations

On July 23, 2001, the Company signed a definitive agreement to acquire Montgomery Financial Corporation ("Montgomery"), Crawfordsville, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, shareholders of Montgomery have the right to elect to receive either 1.1244 shares of the Company's common stock or $15.00 in cash. However, fifty percent of the aggregate consideration must be paid in shares of common stock and there may be pro rata allocations of cash or stock made to shareholders to ensure that this requirement is satisfied. The transaction is subject to approval by shareholders of the Company and Montgomery and appropriate regulatory agencies. As of June 30, 2001, Montgomery had total assets and shareholders' equity of $136.9 million and $16.9 million, respectively.

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

Union Federal was organized as a state-chartered savings and loan association in 1913. Since then, Union Federal has conducted its business from its full-service office located in Crawfordsville, Indiana. Union Federal opened its first branch office in Crawfordsville on April 2, 2001. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Union Federal offers a number of financial services, including: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans;
(v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts; (vii) passbook savings accounts; and (viii) certificates of deposit.

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

Financial Condition

Total assets increased approximately $4.8 million, or 3.8%, to $130.2 million at September 30, 2001, from $125.4 million at December 31, 2000. The increase was primarily due to loan growth of $10.4 million offset by decreases in cash and cash equivalents and investment securities held to maturity. Net loans increased by 9.5% to $119.9 million due to an increase in customer demand. Cash and cash equivalents decreased by $2.6 million from December 31, 2000 to September 30, 2001. Investment securities held to maturity decreased $3.1 million during the nine months ended September 30, 2001 primarily due to $2.8 million received on investment securities that were called prior to their scheduled maturity dates.

Deposits increased by $6.7 million to $79.5 million during the nine months ended September 30, 2001. The increase in deposits was primarily used to fund loan growth. Borrowed funds increased by $693,000, or 4.6%, from December 31, 2000 to September 30, 2001. The increase in total borrowed funds resulted from an increase in Federal Home Loan Bank advances of $871,000 and a decrease in the note payable to a limited partnership of $178,000.

Stockholder's equity decreased approximately $2.7 million to $33.5 million at September 30, 2001. The decrease was primarily due to stock repurchases of $3.5 million and cash dividends of $928,000. These decreases were offset by net income for the nine months ended September 30, 2001 of $1.4 million, Employee Stock Ownership Plan shares earned of $100,000 and unearned compensation amortization of $178,000.

Comparison of Operating Results for the Three Months Ended September 31, 2001 and 2000

Net income increased approximately $27,000 from $472,000 for the three months ended September 30, 2000 to $499,000 for the three months ended September 30, 2001. The return on average assets was 1.55% and 1.54% for the three months ended September 30, 2001 and 2000, respectively.

Interest income increased $98,000, or 4.2%, from $2,312,000 for the three months ended September 30, 2000 to $2,410,000 for the comparable period in 2001.
Interest expense increased approximately $1,000 from $1,189,000 for the three months ended September 30, 2000 to $1,190,000 for the same period in 2001. As a result, net interest income for the three months ended September 30, 2001 amounted to $1,220,000, a $97,000 increase from the third quarter of 2000.

No provision for loan losses made for the three months ended September 30, 2001 as compared to a provision of $15,000 for the third quarter of 2000. The allowance for loan losses at September 30, 2001 was considered adequate, based on the size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) was $32,000 for the three months ended September 30, 2001 compared to $7,000 for the same period in 2000. Other income (losses) includes the equity in losses of the Company's investment in a limited partnership, Pedcor. The Company recorded $10,000 in equity losses during the third quarter of 2001 as compared to $25,000 during the same period in 2000. In addition to recording the equity in the losses of Pedcor, a benefit of low-income housing income tax credits in the amount of $45,000 was recorded for the three months ended September 30, 2001 and 2000. Other income also increased during the three months ended September 30, 2001 as compared to the same period in 2000 due to nominal increases in a variety of income categories.

Other expenses increased approximately $79,000 from $418,000 for the three months ended September 30, 2000 to $497,000 for the comparable period in 2001. The increase was primarily due to the opening of Union Federal's branch office in Crawfordsville, Indiana on April 2, 2001.

Income tax expense increased $31,000, or 13.8%, for the three months ended September 30, 2001 compared to the same period in 2000. The effective tax rates for the three months ended September 30, 2001 and 2000 were approximately 34% and 32%, respectively.

Comparison of Operating Results for the Nine Months Ended September 31, 2001 and 2000

Net income decreased $116,000, or 7.7%, from $1,501,000 for the nine months ended September 30, 2000 to $1,385,000 for the nine months ended September 30, 2001. The return on average assets was 1.45% and 1.65% for the nine months ended September 30, 2001 and 2000, respectively.

Interest income increased $312,000, or 4.5%, from $6,870,000 for the nine months ended September 30, 2000 as compared to $7,182,000 for the nine months ended September 30, 2001. Interest expense increased $267,000, or 7.9%, from $3,364,000 for the nine months ended September 30, 2000 to $3,631,000 for the same period in 2001. As a result, net interest income for the nine months ended September 30, 2001 amounted to $3,551,000, a 1.3% increase from nine months ended September 30, 2000. The interest rate spread for the nine months ended September 30, 2001 was 2.28% compared to 2.15% for the same period in 2000.

The provisions for loan losses made for the nine months ended September 30, 2001 and 2000 were $30,000 and $45,000, respectively. The 2001 provision and the allowance for loan losses were considered adequate, based on the size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Other income (losses) was $81,000 for the nine months ended September 30, 2001 compared to $21,000 for the same period in 2000. Other income (losses) includes the equity losses of the Company's investment in a limited partnership, Pedcor. The Company recorded $45,000 in equity losses during the nine months ended 2001 as compared to $80,000 during the same period in 2001. In addition to recording the equity losses of Pedcor, a benefit of low-income housing income tax credits in the amount of $134,000 was recorded for the nine months ended September 30, 2001 and 2000. Other income (losses) also increased during the nine months ended September 30, 2001 as compared to the same period in 2000 due to nominal increases in a variety of income categories.

Other expenses increased $278,000 from $1,247,000 for the nine months ended September 30, 2000 to $1,525,000 for the comparable period in 2001. The increase was primarily due to the opening of Union Federal's branch office as mentioned above.

Income tax expense decreased approximately $42,000, or 5.7%, for the nine months ended September 30, 2001 compared to the same period in 2000. The effective tax rate was 33% for both nine-month periods ended September 30, 2001 and 2000.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans are characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, however, their collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $454,000 and $461,000 of loans classified as special mention as of September 30, 2001 and December 31, 2000, respectively. In addition, Union Federal had $1.3 million and $1.4 million of loans classified as substandard at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, no loans were classified as doubtful or loss. At September 30, 2001, and December 31, 2000, respectively, $306,000 and $406,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $510,000 or .42% of loans at September 30, 2001 as compared to $480,000 or .44% of loans at December 31, 2000.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision ("OTS") regulation at 4%. As of September 30, 2001, Union Federal had liquid assets of $6.8 million and a liquidity ratio of 7.0%.

Impact of New Accounting Standards

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or the equity interests of one or more other enterprises and that enterprise obtains control over the other enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized; instead, it should be tested for impairment at the reporting unit level. An impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process. The first step is a comparison of the reporting unit's fair value to its carrying amount, including its goodwill. If the reporting unit's fair value is greater than its carrying value, its goodwill is not impaired and no further comparisons are required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the reporting unit's fair value is less than its carrying amount, the second step should be performed. The second step is to compare the fair value of goodwill to the carrying amount. If the fair value of goodwill is less than the carrying value, then the goodwill is deemed impaired and a loss is recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001, provided, that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001, but before this Statement as initially applied would be accounted for in accordance with the amortization and nonamortization provisions of this Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of this Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

At September 30, 2001, the Company has no legacy goodwill. The Company will adopt these new accounting rules on January 1, 2002. As a result, the Company will not amortize any future goodwill that it records, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. On July 23, 2001, the Company signed a definitive agreement to acquire Montgomery Financial Corporation. The proposed transaction is expected to close during the first quarter of 2002.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of September 30, 2001 and 2000, is an analysis performed by the OTS of Union Federal's interest rate risk as measured by changes in Union Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                           September 30, 2001
                                           ------------------
                                Net Portfolio Value                       NPV as % of PV of Assets
 Changes
 In Rates            $ Amount         $ Change          % Change          NPV Ratio          Change
 --------            --------         ---------         --------          ---------          ------
+300 bp                28,162           -8,154            -22               22.63%           -408 bp
+200 bp                30,967           -5,349            -15               24.13%           -258 bp
+100 bp                33,799           -2,518             -7               25.55%           -116 bp
   0 bp                36,317                                               26.71%
-100 bp                37,840            1,523              4               27.28%            +57 bp
-200 bp                38,983            2,667              7               27,62%            +91 bp
-300 bp                39,952            3,636             10               27.86%           +115 bp


                                          September 30, 2000
                                          ------------------
                                Net Portfolio Value                       NPV as % of PV of Assets
 Changes
 In Rates            $ Amount         $ Change          % Change          NPV Ratio          Change
 --------            --------         ---------         --------          ---------          ------
+300 bp                26,087           -8,728            -25               23.03%           -518 bp
+200 bp                28,968           -5,847            -17               24.84%           -337 bp
+100 bp                31,896           -2,919             -8               26.58%           -163 bp
   0 bp                34,815                                               28.21%
-100 bp                37,363            2,548              7               29.55%            +134bp
-200 bp                39,185            4,370             13               30.44%            +223bp
-300 bp                40,948            6,133             18               31.27%            +306bp


The analysis at September 30, 2001 indicates that there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.



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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

               (a)  The following exhibits are included herein:

                    Exhibit 3.2 Code of Bylaws of Union Community Bancorp, amended as of October 1, 2001.

               (b) On July 24, 2001, the Company filed a current report on Form 8-K disclosing the merger between Union Community Bancorp and Montgomery Financial Corporation the Agreement and Plan of Reorganization attached to which is an exhibit thereto.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNION COMMUNITY BANCORP

Date:   November 14, 2001                      By: /s/ Joseph E. Timmons
        -----------------                      -------------------------

                                                         Joseph E. Timmons
                                                         President and
                                                         Chief Executive Officer

Date:   November 14, 2001                      By: /s/ Denise E. Swearingen
        -----------------                      ----------------------------

                                                         Denise E. Swearingen
                                                         Treasurer