Form 10-K
period 2001-12-31
UNION COMMUNITY BANCORP
filed 2002-03-29
CIK 1046183

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 000-23543


                             UNION COMMUNITY BANCORP
             (Exact name of registrant as specified in its charter)


                   INDIANA                                35-2025237
        (State or other Jurisdiction            (I.R.S. Employer Identification
      of Incorporation or Organization)                     Number)

221 East Main Street, Crawfordsville, Indiana                47933
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of February 19, 2002, was $33,846,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 22, 2002, was 2,443,897 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated into Part II. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 34 pages

                             UNION COMMUNITY BANCORP
                                    Form 10-K
                                      INDEX


                                                                            Page

FORWARD LOOKING STATEMENT......................................................3

PART I
  Item 1.   Business...........................................................3
  Item 2.   Properties........................................................29
  Item 3.   Legal Proceedings.................................................29
  Item 4.   Submission of Matters to a Vote of Security Holders...............29
  Item 4.5. Executive Officers of the Registrant..............................30

PART II
  Item 5.   Market for Registrant's Common Equity
                and Related Shareholder Matters...............................31
  Item 6.   Selected Financial Data...........................................31
  Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................31
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.......31
  Item 8.   Financial Statements and Supplementary Data.......................31
  Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................31

PART III
  Item 10.  Directors and Executive Officers of Registrant....................31
  Item 11.  Executive Compensation............................................31
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....31
  Item 13.  Certain Relationships and Related Transactions....................31

PART IV
  Item 14. Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.......................................32

SIGNATURES....................................................................33

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


Item 1. Business


General

     Union Community Bancorp, an Indiana corporation (the "Holding Company" and together with "Union Federal", as defined below, the "Company"), was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal Savings and Loan Association ("Union Federal") upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Holding Company acquired all of the common stock of Montgomery Financial Corporation ("MFC") in a transaction that closed on January 2, 2002. In the transaction, MFC was merged with and into the Holding Company, and Montgomery Savings, a Federal Association and wholly-owned subsidiary of MFC, merged with and into Union Federal.

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

Lending Activities

     Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 74.4% of its total loan portfolio at December 31, 2001. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 5.8% and 12.0%, respectively, of Union Federal's total loan portfolio at December 31, 2001. Construction loans totaled approximately 1.8% of Union Federal's total loans as of December 31, 2001. Commercial loans totaled approximately 6.0% of Union Federal's total loans as of December 31, 2001. Consumer loans, which consist of personal installment loans and passbook loans, constituted approximately .2% of Union Federal's total loan portfolio at December 31, 2001.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                           At December 31,
                                                  2001                           2000                            1999
                                        ------------------------        ------------------------       ---------------------------
                                                         Percent                        Percent                         Percent
                                        Amount          of Total        Amount          of Total       Amount           of Total
                                        ------------------------        ------------------------       -------------------------
                                                                          (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
  One- to four-family                 $  91,796           74.37%        $  83,012        74.48%       $  80,552         74.27%
  Multi-family                            7,095            5.75             8,522         7.65            9,549           8.80
  Commercial                             14,777           11.97            12,878        11.55           12,410          11.44
Real estate construction loans            2,230            1.80             3,221         2.89            4,380           4.04
Commercial loans                          7,342            5.95             3,661         3.28            1,394           1.29
Consumer loans                              198             .16               165          .15              177            .16
                                      ---------          ------         ---------       ------        ---------         ------
  Gross loans receivable              $ 123,438          100.00%        $ 111,459       100.00%       $ 108,462         100.00%
                                      =========          ======         =========       ======        =========         ======

TYPE OF SECURITY
  One- to four-family real estate     $  93,275           75.56%        $  85,100        76.35%       $  83,558          77.04%
  Multi-family real estate                7,095            5.75             9,010         8.08           10,063           9.28
  Commercial real estate                 15,528           12.58            13,523        12.13           13,270          12.24
  Deposits                                   35             .03                49          .05              124            .11
  Other                                   7,505            6.08             3,777         3.39            1,447           1.33
                                      -----------        ------         ---------       ------        ---------         ------
  Gross loans receivable                123,438          100.00           111,459       100.00          108,462         100.00
Deduct:
Allowance for loan losses                   520             .43               480          .43              422            .39
Deferred loan fees                          333             .27               290          .26              334            .31
Loans in process                            836             .69             1,184         1.06            1,532           1.41
                                      ---------          ------         ---------       ------        ---------        -------
  Net loans receivable                $ 121,749           98.61%        $ 109,505        98.25%       $ 106,174         97.89%
                                      =========          ======         =========       ======        =========        =======
Mortgage Loans:
  Adjustable-rate                     $  24,001           20.71%        $  26,028        24.18%       $  21,724         20.32%
  Fixed-rate                             91,897           79.29            81,605        75.82           85,167          79.68
                                      ----------         ------         ---------       ------        ---------        -------
  Total                               $ 115,898          100.00%        $ 107,633       100.00%       $ 106,891        100.00%
                                      =========          ======         =========       ======        =========        ======

     The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.


                                                             Due During Years Ended December 31,
                               Balance        ---------------------------------------------------------------
                            Outstanding at                               2005      2007      2012     2017
                             December 31,                                 to         to       to       and
                                2001           2002    2003     2004     2006      2011      2016   following
                            --------------    ---------------------------------------------------------------
                                                                        (In thousands)

Real estate mortgage loans:
  Residential loans          $  91,796       $  765    $175   $  576   $2,304   $24,793   $33,823   $29,360
    Multi-family loans           7,095           --     272      241      232     4,682     1,668        --
  Commercial loans              14,777          751       8        4      349     3,142     3,465     7,058
Construction loans               2,230          296      --       --       --       271       397     1,266
Commercial loans                 7,342        5,031     103      833      936       439        --        --
Loans secured by deposits           35           35      --       --       --        --        --        --
Personal loans                     163           84      --       22       57        --        --        --
                            ----------       ------    ----     -----  ------   -------   -------   -------
                  Total      $ 123,438       $6,962    $558   $1,676   $3,878   $33,327   $39,353   $37,684
                             =========       ======    ====   ======   ======   =======   =======   ========

     The following table sets forth, as of December 31, 2001, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                     Due After December 31, 2002
                              ---------------------------------------------
                              Fixed Rates      Variable Rates       Total
                              ---------------------------------------------
                                             (In thousands)

Real estate mortgage loans:
  Residential loans             $80,247           $10,784         $  91,031
  Multi-family loans              4,294             2,801             7,095
  Commercial loans                5,067             8,959            14,026
Construction loans                 992                942             1,934
Commercial loans                   826              1,485             2,311
Installment loans                   79                 --                79
Loans secured by deposits           --                 --                --
                                ------            -------         ---------
         Total                  $91,505           $24,971         $ 116,476
                                =======           =======         =========

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

     Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, however, it requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 2001 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Union Federal's residential ARMs are amortized for terms up to 25 years.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2001, approximately 20.7% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

     At December 31, 2001, approximately $91.8 million, or 74.4% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $194,000, or .2% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

     Multi-Family Loans. At December 31, 2001, approximately $7.1 million, or 5.8% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 20 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 2001 had a balance of approximately $877,000 and was secured by 28 duplexes located in Crawfordsville, Indiana. On the same date, Union Federal had no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

     Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 2001, Union Federal's largest commercial loan had an outstanding balance of $1.7 million and was secured by farm property in Montgomery County. At December 31, 2001, approximately $14.8 million, or 12.0% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had a $488,000 commercial real estate loan included in non-performing assets.

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

     Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Union Federal provides construction loans only to borrowers who commit to permanent financing on the finished project. At December 31, 2001, approximately $2.2 million, or 1.8% of Union Federal's total loan portfolio, consisted of construction loans. At December 31, 2001, the largest construction loan had an outstanding balance of $173,000, an unused commitment of $213,000, and was secured by an office building complex in Avon, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

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

     Construction loans may provide a comparable, and in some cases higher, yield than conventional mortgage loans, however, they also involve a higher level of risk. For example, if a project is not completed and the borrower defaults, Union Federal may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and Union Federal's taking title to the project.

     Commercial Loans. Union Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2001, commercial loans amounted to $7.3 million, or 6.0% of Union Federal's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Union Federal's portfolio, Union Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 2001, none of Union Federal's commercial loans were included in nonperforming assets.

     Consumer Loans. Union Federal's consumer loans, consisting of passbook loans and personal installment loans, aggregated approximately $198,000 at December 31, 2001, or .2% of its total loan portfolio. Union Federal's passbook loans are made up to 90% of the deposit account balance and, at December 31, 2001, accrued at a rate of 8.2%. This rate may change but will always be at least 3% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 2001, none of Union Federal's consumer loans were included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

     Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 2001, Union Federal also had eight loans which it originated, totaling approximately $1.3 million, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

     Union Federal's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, Union Federal evaluates the employment and credit history and information on the historical and projected income and expenses of its mortgagors. All mortgage loans are approved or ratified by Union Federal's board of directors.

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

     Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2001, Union Federal held in its loan portfolio participations in mortgage loans aggregating $6.3 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $638,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 2001 was a $735,000 interest in a loan secured by a nursing home located in Greensburg, Indiana.

     The following table shows Union Federal's loan origination and repayment activity during the periods indicated:



                                                              Year Ended December 31,
                                                ---------------------------------------------
                                                   2001              2000             1999
                                                ------------      ------------     ----------
                                                                 (In thousands)
Gross loans receivable at beginning of period      $111,459        $108,462        $  93,044
Loans originated:
  Real estate mortgage loans:
    One-to-four family loans                         27,980          10,794           23,539
    Multi-family loans                                    0               0              908
    Commercial loans                                  3,277           1,753            3,461
  Construction loans                                  2,129           2,435            4,719
  Commercial loans                                   15,748           5,796            3,655
  Loans secured by deposits                              97              18              224
  Personal installment loans                            421             110              392
                                                   --------        --------        ---------
     Total originations                              49,652          20,906           36,898
Purchases (sales) of participation loans, net           376             375            1,139
Reductions:
  Principal loan repayments                          38,049          18,372           22,424
  Loans transferred to (from)
        foreclosed real estate                            0             (88)             195
                                                   --------        ---------       ---------
     Total reductions                                38,049           18,284          22,619
                                                   --------        ---------       ---------
Total gross loans receivable at end of period      $123,438         $111,459       $ 108,462
                                                   ========        =========       =========



     Union Federal's residential loan originations during the year ended December 31, 2001 totaled $28.0 million, compared to $10.8 million and $23.5 million in the years ended December 31, 2000 and 1999, respectively.

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

     Non-performing Assets. At December 31, 2001, $691,000, or .5% of Union Federal's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $415,000, or .3%, of its total assets at December 31, 2000. At December 31, 2001, residential loans accounted for $194,000 of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $8,500 as of December 31, 2001.

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


                                                 At December 31,
                                   ---------------------------------------------
                                      2001              2000             1999
                                   ----------        ----------       ----------
                                            (Dollars in thousands)

Non-performing assets:
  Non-performing loans               $682               $406             $166
  Foreclosed real estate                9                  9               97
                                     ----               ----             ----
     Total non-performing assets     $691               $415             $263
                                     ====               ====             ====

Non-performing loans to total loans   .55%               .36%             .16%

Non-performing assets to total assets .49%               .33%             .22%

     Interest income of $39,000, $25,000 and $7,000 was recognized on the non-performing loans summarized above for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income of $57,000, $34,000 and $13,000 would have been recognized under the original terms of these non-performing loans for the years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, Union Federal held loans delinquent from 30 to 89 days totaling approximately $1.8 million. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 2001, 2000 and 1999, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.




                                  At December 31, 2001                           At December 31, 2000
                        -----------------------------------------  -------------------------------------------
                             30-89 Days        90 Days or More          30-89 Days           90 Days or More
                        --------------------  -------------------  ---------------------   -------------------
                                   Principal            Principal              Principal             Principal
                         Number     Balance    Number    Balance     Number     Balance     Number    Balance
                        of Loans   of Loans   of Loans  of Loans    of Loans   of Loans    of Loans  of Loans
                        --------  ---------   --------  ---------   --------   ---------   --------  ---------
(Dollars in thousands)

One- to four-
 family loans               13      $ 742          5       $194        12      $  632           5      $255
Commercial real
 estate loans                1         83          2        488        --          --           1        18
Multi-family loans           2      1,008         --         --         2         750           1       133
Loans secured by
 deposits                   --         --         --         --        --          --         ---        --
                            --     ------         --       ----        --       -----         ---      ----
 Total                      16     $1,833          7       $682        14      $1,382           7      $406
                            ==     ======        ===       ====        ==      ======         ===      ====
Delinquent loans to
 total loans                                               2.06%                                       1.63%
                                                           ====                                        ====



                                     At December 31, 1999
                        --------------------------------------------
                              30-89 Days           90 Days or More
                        ---------------------   --------------------
                                    Principal              Principal
                         Number      Balance     Number     Balance
                        of Loans    of Loans    of Loans   of Loans
                        --------    ---------   --------   ---------
                                  (Dollars in thousands)

One- to four-
 family loans               9         $429          4         $166
Commercial real
 estate loans               2           61         --           --
Multi-family loans          1          132         --           --
Loans secured by
 deposits                  --           --         --           --
                           --         ----         --         ----
 Total                     12         $622          4         $166
                           ==         ====        ===         ====
Delinquent loans to
 total loans                                                   .74%
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

     At December 31, 2001, the aggregate amount of Union Federal's classified assets and its general and specific loss allowances were as follows:

                                                At December 31, 2001
                                                --------------------
                                                   (In thousands)

Substandard  assets                                     $1,643
Doubtful  assets                                            --
Loss assets                                                 --
                                                        ------
Total classified  assets                                $1,643
                                                        ======
General loss  allowances                                $  520
Specific loss allowances                                    --
                                                        ------
Total  allowances                                       $  520
                                                        ======

     Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard assets at December 31, 2001, Union Federal had two multi-family loans, in the aggregate sum of $961,000, that were performing. The loans were classified as substandard as a result of a regulatory examination.


Allowance for Loan Losses


     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2001. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 2001.


                                                    Year Ended December 31,
                                           2001              2000            1999
                                        ----------        ----------      ----------
                                                    (Dollars in thousands)
Balance at beginning of period             $480              $422            $362
Gross charge-offs - residential loans        --                (2)             --
Provision for losses on loans                40                60              60
                                           ----              ----            ----
         Balance end of period             $520              $480            $422
                                           ====              ====            ====
Allowance for loan losses as a
    percent of total loans outstanding      .43%              .44%            .40%
Ratio of net charge-offs to
    average loans outstanding                --                --              --

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.



                                                                       At December 31,
                                        -----------------------------------------------------------------------
                                                2001                      2000                     1999
                                        -------------------       ------------------        -------------------
                                                   Percent                  Percent                    Percent
                                                   of loans                 of loans                   of loans
                                                   in each                  in each                    in each
                                                   category                 category                   category
                                                   to total                 to total                     total
                                        Amount      loans         Amount      loans          Amount      loans
                                        ------     --------       ------    --------         ------    ---------
                                                        (Dollars in thousands)

Balance at end of period applicable to:
 Real estate mortgage loans:
          Residential                   $117        74.37%         $102     74.48%            $  90      74.27%
          Commercial                     165         5.75           130      7.65               124       8.80
          Multi-family                   108        11.97           124     11.55               115      11.44
 Construction loans                        4         1.80             4      2.89                11       4.04
 Commercial loans                        121         5.95            77      3.28                32       1.29
 Loans secured by deposits                --          .03            --       .05                --        .11
 Personal installment loans                5          .13             3       .10                 2        .05
 Unallocated                              --          --             40        --                48         --
                                        ----       ------          ----    ------               ----    ------
  Total                                 $520       100.00%         $480    100.00%              $422    100.00%
                                        ====       ======          ====    ======               ====    ======


Investments


     Investments. The Company's investment portfolio generally consists of U.S. Treasury and federal agency securities, mortgaged-backed securities, marketable equity securities, FHLB stock and an investment in Pedcor Investments - 1993 - XVI, L.P. See "--Service Corporation Subsidiary." At December 31, 2001, approximately $5.2 million, or 3.7%, of the Company's total assets consisted of such investments. The Company also had $13.2 million, or 9.3% of its assets, in interest-earning deposits as of that date.

     The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.



                                                                   At December 31,
                                   -------------------------------------------------------------------------
                                             2001                        2000                   1999
                                   ----------------------      --------------------   ----------------------
                                   Amortized        Market     Amortized     Market   Amortized       Market
                                     Cost           Value        Cost        Value       Cost         Value
                                   ---------       -------     ---------     ------   ----------      ------
                   (In thousands)
Investment securities:
Available for sale:
 Marketable equity securities         $   --        $   --       $  --       $   --     $  290         $  315
Held to maturity:
  Federal agencies                       700           728        5,015       4,945      4,715          4,386
  Mortgage-backed securities           2,148         2,240        2,582       2,637      2,807          2,813
                                     -------        -------      ------      ------     ------         ------
   Total investment securities
       held to maturity.               2,848         2,968        7,597      7,582       7,522          7,199
Investment in limited partnership        857            (1)         912         (1)      1,012             (1)
FHLB stock (2)                         1,530         1,530        1,044      1,044       1,044          1,044
                                      -------                     ------                ------
Total investments                     $5,235                      $9,553                $9,868
                                      ======                      ======                ======
------------------

(1)  Market values are not available

(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities, marketable equity securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.



                                                        Amount at December 31, 2001 which matures in
                                -----------------------------------------------------------------------------------------------
                                      One Year              One Year               Five Years
                                       or Less            to Five Years           to Ten Years              After Ten Years
                                --------------------   --------------------    -------------------      -----------------------
                                Amortized    Average   Amortized    Average    Amortized   Average      Amortized     Average
                                   Cost       Yield       Cost       Yield        Cost      Yield          Cost        Yield
                                ---------    -------   ----------   --------   ----------  -------      ---------     --------
                                                                (Dollars in thousands)
Federal agency securities         $100         6.3%       $--         --%         $300       8.2%          $300         6.8%


Mortgage-backed Securities


     The  following   table  sets  forth  the  composition  of  Union  Federal's mortgage-backed securities portfolio at the dates indicated.


                                                                         December 31,
                             -------------------------------------------------------------------------------------------
                                         2001                           2000                            1999
                             ----------------------------  -----------------------------  ------------------------------
                             Amortized  Percent    Market  Amortized   Percent   Market   Amortized   Percent     Market
                                Cost    of Total    Value     Cost     of Total   Value      Cost     of Total    Value
                             ---------  --------   ------  ---------   --------  -------  ---------   --------   -------
                                                                        (In thousands)
Governmental National
  Mortgage Corporation        $  477     22.2%     $  533  $  622       24.1%    $  666    $  689       24.5%    $  748
Federal Home Loan Mortgage
  Corporation                  1,619     75.4       1,657    1,897      73.5      1,911     2,043       72.8      1,995
Federal National Mortgage
  Corporation                     45      2.1          43       55       2.1         52        63        2.3         58
Other                              7       .3           7        8        .3          8        12         .4         12
                              ------     ----      ------- -------      ----     ------    ------       ----     ------
  Total mortgage-backed
        securities            $2,148    100.0%     $2,240   $2,582     100.0%   $2,637     $2,807      100.0%    $2,813
                              ======    =====      ======   ======     =====    ======     ======      =====     ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.



                                              Amount at December 31, 2001 which matures in
                            ---------------------------------------------------------------------------
                                  One Year to               Five Years to                After
                                  Five Years                  Ten Years                 Ten Years
                            ------------------------    ---------------------    ----------------------
                                           Weighted                  Weighted                 Weighted
                             Amortized     Average      Amortized     Average    Amortized     Average
                                Cost        Yield          Cost        Yield        Cost       Yield
                             ---------   -----------    ---------    --------    ----------   ---------
                                                                (Dollars in thousands)
Mortgage-backed securities     $154         8.6%          $122          8.6%       $1,872        7.0%

     The   following   table   sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2001, 2000 and 1999.

                                       For the Year Ended December 31,
                                ---------------------------------------------
                                   2001              2000             1999
                                ----------        ----------       ----------
                                                (In thousands)
Beginning balance                 $2,582            $2,807           $3,526
Purchases                             --                --               --
Repayments                          (437)             (190)            (731)
Premium and discount
   amortization, net                   3               (35)              12
                                  ------             ------          ------
Ending balance                    $2,148             $2,582          $2,807
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

     An analysis of the Company's deposit accounts by type, maturity, and rate at December 31, 2001, is as follows:



                                Minimum    Balance at                  Weighted
                                Opening    December 31,      % of       Average
Type of Account                 Balance       2001         Deposits       Rate
---------------                 -------    ------------    --------    ---------
                                               (Dollars in thousands)
Withdrawable:
 Fixed rate, passbook accounts  $    10    $  3,284          4.02%        3.00%
 Variable rate, money market         10      24,233         29.66         3.05
 NOW accounts and other
    transaction accounts            500       3,467          4.24         1.19
                                            -------        ------        ----
          Total withdrawable                 30,984         37.92         2.84

Certificates (original terms):
 3 months or less                 1,000          21           .03         2.48
 6 months                         1,000       2,784          3.41         3.10
 12 months                        1,000       4,684          5.73         4.52
 18 months                        1,000       4,081          4.99         4.84
 24 months                        1,000       3,955          4.84         5.64
 30 months                        1,000       7,340          8.98         5.89
 36 months                        1,000       4,661          5.71         6.12
 48 months                        1,000       1,025          1.26         5.53
 60 months                        1,000       4,795          5.87         6.01
Jumbo certificates -
   $100,000 and over            100,000      17,372         21.26         5.63
                                            -------        ------         ----
Total certificates                           50,718         62.08         5.44
                                            -------        ------         ----
Total deposits                              $81,702        100.00%        4.45%
                                            =======        ======         ====

     The following table sets forth by various interest rate categories the composition of time deposits of Union Federal at the dates indicated:

                                             At December 31,
                                  2001              2000            1999
                                --------          -------          -------
                                            (Dollars in thousands)
2.00 to 2.99%                   $ 2,409           $    --          $    --
3.00 to 3.99%                     3,661                --                1
4.00 to 4.99%                    12,689             3,294           11,957
5.00 to 5.99%                    11,332            16,321           22,850
6.00 to 6.99%                    17,434            27,406           11,800
7.00 to 7.99%                     3,193             3,694               17
                                -------           -------          -------
         Total                  $50,718           $50,715          $46,625
                                =======           =======          =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2001. Matured certificates, which have not been renewed as of December 31, 2001, have been allocated based upon certain rollover assumptions.


                              Amounts at December 31, 2001 Maturing In
                         --------------------------------------------------
                         One Year         Two         Three    Greater Than
                         or Less         Years        Years    Three Years
                         -------        ------       ------    ------------
                                            (In thousands)
2.00 to 2.99%            $ 2,243        $  166       $   --    $   --
3.00 to 3.99%              2,363           974          324        --
4.00 to 4.99%              8,411         2,673        1,160       445
5.00 to 5.99%              4,741         4,121        2,194       276
6.00 to 6.99%             10,588         4,734        1,002     1,110
7.00 to 7.99%              1,646         1,036           99       412
                         -------        ------       ------    ------
         Total           $29,992       $13,704       $4,779    $2,243
                         =======       =======       ======    ======

     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                                        At December 31, 2001
                                                        --------------------
Maturity Period                                           (In thousands)
 Three months or less                                        $ 4,354
 Greater than three months through six months                  2,783
 Greater than six months through twelve months                 5,729
 Over twelve months                                            4,506
                                                             -------
          Total                                              $17,372
                                                             =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits that the Company offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                       DEPOSIT ACTIVITY
                                ----------------------------------------------------------------------------------------------------
                                  Balance                  Increase     Balance                   Increase     Balance
                                    at                    (Decrease)      at                     (Decrease)       at
                                December 31,     % of        from      December 31,     % of        from      December 31,    % of
                                  2001         Deposits      2000         2000        Deposits      1999          1999      Deposits
                                ------------   --------   ----------   ------------   --------    ---------   ------------  --------
                                                                            (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook
     accounts                   $  3,284        4.02%      $   511      $ 2,773         3.81%    $ (411)       $ 3,184         4.62%
   Variable rate, money
     market                       24,233       29.66         7,810       16,423        22.55         94         16,329        23.67
   NOW accounts and other
     transaction accounts          3,467        4.24           562        2,905         3.99         53          2,852         4.13
                                --------      ------       -------      -------       ------     ------        -------       ------
   Total withdrawable             30,984       37.92         8,883       22,101        30.35       (264)        22,365        32.42
                                --------      ------       -------      -------       ------     ------        -------       ------
Certificates (original terms):
   3 months                           21         .03             9           12          .02          2             10          .01
   6 months                        2,784        3.41           428        2,356         3.24       (384)         2,740         3.97
   12 months                       4,684        5.73           189        4,873         6.69      1,204          3,669         5.32
   18 months                       4,081        4.99        (1,708)       5,789         7.95       (210)         5,999         8.69
   24 months                       3,955        4.84           128        3,827         5.26        253          3,574         5.18
   30 months                       7,340        8.98        (2,295)       9,635        13.23       (745)        10,380        15.05
   36 months                       4,661        5.71           140        4,521         6.21      1,564          2,957         4.29
   48 months                       1,025        1.26           383          642          .88         85            557          .81
   60 months                       4,795        5.87          (328)       5,123         7.03       (916)         6,039         8.75
Jumbo certificates                17,372       21.26         3,435       13,937        19.14      3,237         10,700        15.51
                                 -------      ------        ------      -------        -----     ------        -------       ------
Total certificates                50,718       62.08             3       50,715        69.65      4,090         46,625        67.58
                                 -------      ------        ------      -------        -----     ------        -------       ------
Total deposits                   $81,702      100.00%       $8,886      $72,816       100.00%    $3,826        $68,990       100.00%
                                 =======      ======        ======      =======       ======     ======        =======       ======

     Total deposits at December 31, 2001 were approximately $80.3 million, compared to approximately $72.8 million at December 31, 2000. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

     Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2001, Union Federal had borrowings in the amount of $25.4 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2011. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $477,000 under a note payable that is not included in the following table. See "--Service Corporation Subsidiary."

     The  following  table  presents  certain  information   relating  to  Union
Federal's borrowings at or for the years ended December 31, 2001, 2000 and 1999.

                                                       At or for the Year
                                                       Ended December 31,
                                                 -------------------------------
                                                   2001        2000       1999
                                                 --------    --------   --------
                                                     (Dollars in thousands)
FHLB Advances:
 Outstanding at end of period                     $25,406    $14,535    $11,659
 Average balance outstanding for period            14,143     11,612      6,043
 Maximum amount outstanding at any month-end
          during the period                        25,406     14,535     11,659
 Weighted average interest rate during the period    5.13%      6.42%      5.66%
 Weighted average interest rate at end of period     3.35       6.31       5.76
Return on Equity and Assets

                                                   2001        2000       1999
                                                 --------    --------   --------
 Return on assets (net income divided
        by average total assets)                     1.44%      1.59%      1.72%
 Return on equity (net income divided
        by average equity)                           5.38       5.17       5.02
 Dividend payout ratio (dividends per share
        divided by net income per share)            64.52      67.24      57.41
 Equity to assets ratio (average equity
        divided by average total assets)            26.80      30.77      34.25


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

     UFS committed to invest approximately $1.8 million in Pedcor at the inception of the project in November 1993. Through December 31, 2001, UFS had invested cash of approximately $1.3 million in Pedcor with three additional annual capital contributions remaining to be paid in January of each year through January 2004, totaling $477,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor, and Pedcor currently owes Union Federal $406,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

     UFS transfers the tax credits resulting from Pedcor's operation of the Project to Union Federal. These tax credits will be available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize the available tax credits during the carry forward period. Additionally, Pedcor has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor, which at December 31, 2001, was $857,000. As of December 31, 2001, 94.3% of the units in the Project were occupied, and 100% of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor.

     The following summarizes UFS's equity in Pedcor's losses and tax credits recognized in Union Federal's consolidated financial statements.


                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2001        2000       1999
                                                 --------    --------   --------
                                                     (Dollars in thousands)
Investment in Pedcor:
 Net of equity in losses                         $  857      $  912     $1,012
                                                 ======      ======     ======

Equity in losses, net of income tax effect       $  (34)     $  (60)    $  (26)
Tax credit                                          178         178        178
                                                 -------     -------    ------
Increase in after-tax net income
        from Pedcor investment                   $  144      $  118     $  152
                                                 ======      ======     ======


Employees


     As of December 31, 2001, Union Federal employed 19 persons on a full-time basis. Union Federal does not have any part-time employees. None of Union Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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


                                   REGULATION


General

     As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2001, Union Federal's semi-annual assessment was $17,950.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Union Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2001, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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


Federal Home Loan Bank System


     Union Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2001, Union Federal's investment in stock of the FHLB of Indianapolis was $1.5 million. For the fiscal year ended December 31, 2001, the FHLB of Indianapolis paid approximately $87,000 in dividends to Union Federal.

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


     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

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

     In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Union Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995, and beginning January 1, 1997, Union Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. Legislation is pending before Congress that would increase the deposit insurance assessments paid by all financial institutions, including Union Federal.

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


Savings Association Regulatory Capital


     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2001, Union Federal was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Union Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 2001, would have been required to deduct $1.2 million from its total capital available to calculate its risk-based capital requirement. The OTS recently proposed an amendment to its interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk make this capital deduction. The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.


Prompt Corrective Regulatory Action


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Union Federal's retained net income standard at December 31, 2001, Union Federal would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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




Loans to One Borrower


     Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Union Federal has established an "in-house" lending limit of $2 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Union Federal's board of directors. At December 31, 2001, Union Federal had no loan relationships that exceeded its "in-house" lending limit. Also on that date, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.


Qualified Thrift Lender


     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2001, Union Federal was in compliance with its QTL requirement, with approximately 92.3% of its assets invested in QTIs.

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

     Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.


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

Item 2. Properties.

     The following table provides certain information with respect to Union Federal's office as of December 31, 2001:


                                                                              Net Book
                                                                              Value of
                                                                              Property,     Approximate
                                        Owned or        Year     Total       Furniture &      Square
Description and Address                  Leased       Opened    Deposits      Fixtures        Footage
----------------------------         -----------      ------    --------     -----------    -----------
                                                             (Dollars in thousands)
221 East Main Street                    Owned           1913    $80,284         $335          19,065
Crawfordsville, Indiana  47933
1688 Crawfordsville Square Drive        Leased          2001    $ 1,418         $ 64           1,059
Crawfordsville, Indiana  47933

     Union Federal has also contracted for data processing and reporting services from Intrieve, Incorporated in Cincinnati, Ohio. The cost of these data processing services is approximately $7,300 per month.

     Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $1,700 per month.

     Union Federal also receives income from leasing office space on the second floor of its building and parking spaces located behind its building. Union Federal's gross income from renting the office space was $21,000 for the year ended December 31, 2001, and its gross income from renting the parking spaces was approximately $7,000 for the year ended December 31, 2001.


Item 3. Legal Proceedings.


     Although Union Federal is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which it presently is a party or to which any of its property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.


     Vote on the merger of Montgomery Financial Corporation with and into the Holding Company and the merger of Montgomery Savings with and into Union Federal in accordance with that certain Agreement and Plan of Reorganization dated July 23, 2001, by and among Union Community, Montgomery, Union Federal and Montgomery Savings.

     There were outstanding and entitled to vote 1,207,698 shares of Common Stock of the Holding Company. There were 844,958 shares of Common Stock of the Holding Company present at the meeting, which constituted a quorum and more than a majority of the outstanding shares entitled to vote. A tabulation of the votes cast for approval of the Agreement and Plan of Reorganization is presented below:

                                                Number
                                               of Votes
                                               --------
         For                                    840,053
         Against                                  1,641
         Abstain                                  3,264
         Broker non-votes                            --


Item 4.5. Executive Officers of the Registrant.


     The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.


        Name                            Position with Holding Company
  --------------------                  -------------------------------------
  Joseph E. Timmons                     Chairman of the Board,
                                        President and Chief Executive Officer
  Denise E. Swearingen                  Secretary and Treasurer
  Ronald L. Keeling                     Vice President
  Alan L. Grimble                       Vice President

     Joseph E. Timmons (age 67) has served as President and Chief Executive Officer of the Holding Company since 1997, of Union Federal since 1974 and of UFS Service Corp. since its inception in 1994. He has been an employee of Union Federal since 1954.

     Denise E. Swearingen (age 43) has served as the Holding Company's Secretary
and   Treasurer   since   1997   and   as   Union   Federal's    Secretary   and
Controller/Treasurer since 1995. She has worked for Union Federal since 1983.

     Ronald L. Keeling (age 50) has served as the Holding Company's Vice President since 1997, as Union Federal's Vice President and Assistant Secretary since 1984 and as Senior Loan Officer since 1979. He has worked for Union Federal since 1971.

     Alan L. Grimble (age 45) has served as the Holding Company's Vice President since 2000, as Union Federal's Executive Vice President since 2000 and as a Commercial Loan Officer since 1998. He has worked for Union Federal since 1998.


                                     PART II



Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.


     The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 42 of the Holding Company's 2001 Shareholder Annual Report (the "Shareholder Annual Report").


Item 6. Selected Financial Data.


     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 2 and 3 of the Shareholder Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


     The information required by this item is incorporated by reference to pages 3 through 14 of the Shareholder Annual Report.


Item 7A. Quantitative and Qualitative Disclosures about Market Risks.


     The information required by this item is incorporated by reference to pages 14 through 16 of the Shareholder Annual Report.


Item 8. Financial Statements and Supplementary Data.


     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 17 through 39 of the Shareholder Annual Report are incorporated herein by reference. The Holding Company's supplementary financial information required by this item is incorporated by reference to page 14 of the Shareholder annual report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.


                                    PART III



Item 10. Directors and Executive Officers of the Registrant.


     The information required by this item with respect to Directors is incorporated by reference to pages 2 to 5 and pages 7 to 8 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held April 17, 2002 (the "2002 Proxy Statement"). The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.


Item 11. Executive Compensation.


     The information required by this item with respect to Directors is incorporated by reference to pages 5 to 7 of the Holding Company's 2002 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.


     The information required by this item with respect to Directors is incorporated by reference to page 3 of the Holding Company's 2002 Proxy Statement.


Item 13. Certain Relationships and Related Transactions.


     The information required by this item with respect to Directors is incorporated by reference to page 8 of the Holding Company's 2002 Proxy Statement.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  List the following documents filed as part of the report:

                                                                   Annual Report
                                                                      Page No.

Financial Statements:

Independent Accountants' Report..........................................17

Consolidated Balance Sheets at December 31, 2001 and 2000................18

Consolidated Statements of Income for the
        Years Ended December 31, 2001, 2000 and 1999.....................19

Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 2001, 2000 and 1999.................................20

Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001, 2000 and 1999...........................21

Notes to Consolidated Financial Statements...............................22

     (b)  Reports on Form 8-K.

          The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

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

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized. UNION COMMUNITY BANCORP



Date:  March 28, 2002                By: /s/ Joseph E. Timmons
                                        --------------------------------------
                                        Joseph E. Timmons, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28 day of March, 2002.


Signatures                           Title                   Date
--------------------------------     -------------------     ------------

(1)  Principal Executive Officer:                           )
                                                            )
     /s/ Joseph E. Timmons                                  )
     ---------------------------                            )
     Joseph E. Timmons               President and          )
                                     Chief Executive Officer)
                                                            )
                                                            )
(2)  Principal Financial and                                )
     Accounting Officer:                                    )
                                                            )
                                                            )   March 28, 2002
     /s/ Denise E. Swearigen         Treasurer              )
     ---------------------------                            )
     Denise E. Swearingen                                   )
                                                            )
                                                            )
                                                            )
(3)  The Board of Directors:                                )
                                                            )
                                                            )
     /s/ Philip L. Boots             Director               )
     ---------------------------                            )
     Philip L. Boots                                        )
                                                            )
                                                            )
     /s/ Marvin L. Burkett           Director               )
     ---------------------------                            )
     Marvin L. Burkett                                      )
                                                            )
                                                            )
     /s/ Phillip E. Grush            Director               )
     ---------------------------                            )
     Phillip E. Grush                                       )
                                                            )
     /s/ Samuel H. Hildebrant                               )
     ---------------------------                            )
     Samuel H. Hildebrand            Director               )
                                                            )
                                                            )
     /s/ John M. Horner              Director               )
     ---------------------------                            )
     John M. Horner                                         )
                                                            )
                                                            )   March 28, 2002
     /s/ Harry A. Siamas             Director               )
     ---------------------------                            )
     Harry A. Siamas                                        )
                                                            )
                                                            )
     /s/ Joseph E. Timmons           Director               )
     ---------------------------                            )
     Joseph E. Timmons                                      )

                                  EXHIBIT INDEX


 Exhibit No.   Description
 -----------   -----------------------------------------------------------------
      3 (1)    Registrant's   Articles  of  Incorporation  are  incorporated  by
               reference  to to Exhibit  3(1) to the  Registrant's  Registration
               Statement on form S-1 filed with the Commission on September17, 1997 (the "Registration Statement")

        (2)    Registrant's  Code of By-Laws is  incorporated  by  reference  to
               Exhibit 3(2) to the Registration Statement

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

        (6) Exempt Loan and Share Purchase Agreement between Trust under Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement and Union Community Bancorp incorporated by reference to Exhibit 10(6) to the Registration Statement

     13        2001 Annual Report

     21        Subsidiaries of the Registrant

     23        Consent of Independent Accountants