Form 10-Q
period 2002-03-31
UNION COMMUNITY BANCORP
filed 2002-05-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2002 was 2,443,897.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
                                                                        --------
FORWARD LOOKING STATEMENT                                                    3

PART I.   FINANCIAL INFORMATION                                              4

Item 1.   Financial Statements                                               4

              Consolidated Condensed Balance Sheets                          4

              Consolidated Condensed Statements of Income                    5

              Consolidated Condensed Statement of Shareholders' Equity       6

              Consolidated Condensed Statements of Cash Flows                7

              Notes to Unaudited Consolidated Condensed Financial Statements 8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12
Item 2.   Changes in Securities and Use of Proceeds                         12
Item 3.   Defaults Upon Senior Securities                                   12
Item 4.   Submission of Matters to a Vote of Security Holders               12
Item 5.   Other Information                                                 12
Item 6.   Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                  14

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 UNION COMMUNITY BANCORP AND SUBSIDIARY
                                  Consolidated Condensed Balance Sheets

                                                                           March 31,      December 31,
                                                                             2002             2001
                                                                       --------------------------------
                                                                                 (Unaudited)
Assets
     Cash                                                               $   1,017,050    $     375,349
     Interest-bearing demand deposits                                      19,387,553       13,189,553
                                                                       --------------------------------
         Cash and cash equivalents                                         20,404,603       13,564,902
     Interest-bearing deposits                                                139,628
     Investment securities
         Available for sale                                                    23,120
         Held to maturity                                                   2,626,225        2,848,411
                                                                       --------------------------------
              Total investment securities                                   2,649,345        2,848,411
     Loans, net of allowance for loan losses of $938,554 and $519,554     237,881,050      121,749,210
     Premises and equipment                                                 2,860,264          398,857
     Federal Home Loan Bank stock                                           3,423,600        1,530,300
     Investment in limited partnership                                        851,609          856,609
     Foreclosed assets and real estate held for development, net            1,868,285            8,500
     Goodwill                                                               2,260,044
     Interest receivable                                                    1,553,449          903,040
     Other assets                                                           1,725,389          531,599
                                                                       --------------------------------

         Total assets                                                   $ 275,617,266    $ 142,391,428
                                                                       ================================

Liabilities
     Deposits
         Noninterest-bearing                                            $   3,807,417    $   1,397,380
         Interest-bearing                                                 187,791,497       80,304,133
                                                                       --------------------------------
              Total deposits                                              191,598,914       81,701,513
     Federal Home Loan Bank advances                                       42,830,062       25,405,633
     Note payable                                                             302,892          477,142
     Interest payable                                                         495,022          186,119
     Dividends payable                                                        253,200          292,183
     Other liabilities                                                      1,898,926          588,685
                                                                       --------------------------------
         Total liabilities                                                237,379,016      108,651,275
                                                                       --------------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
     Preferred stock, no par value
         Authorized and unissued - 2,000,000 shares
     Common stock, no-par value
         Authorized - 5,000,000 shares
         Issued and outstanding - 2,443,897 and 2,100,000 shares           25,673,779       20,547,581
     Retained earnings                                                     14,817,931       15,556,661
     Accumulated other comprehensive income                                       975
     Unearned employee stock ownership plan (ESOP) shares                  (1,396,433)      (1,420,777)
     Unearned recognition and retention plan (RRP) shares                    (858,002)        (943,312)
                                                                       --------------------------------
         Total shareholders' equity                                        38,238,250       33,740,153
                                                                       --------------------------------

         Total liabilities and shareholders' equity                     $ 275,617,266    $ 142,391,428
                                                                       ================================

  See notes to consolidated condensed financial statements.

                             UNION COMMUNITY BANCORP AND SUBSIDIARY
                           Consolidated Condensed Statements of Income
                                           (Unaudited)

                                                                        Three Months Ended
                                                                             March 31
                                                                   ----------------------------
                                                                        2002           2001
                                                                   ----------------------------
Interest and Dividend Income
     Loans                                                          $ 4,425,209    $ 2,171,769
     Investment securities                                               48,890        119,196
     Dividends on Federal Home Loan Bank stock                           50,651         22,990
     Deposits with financial institutions                                68,524         77,877
                                                                   ----------------------------
         Total interest and dividend income                           4,593,274      2,391,832
                                                                   ----------------------------

Interest Expense
     Deposits                                                         1,695,338      1,031,349
     Federal Home Loan Bank advances                                    412,062        219,022
                                                                   ----------------------------
         Total interest expense                                       2,107,400      1,250,371
                                                                   ----------------------------

Net Interest Income                                                   2,485,874      1,141,461
     Provision for loan losses                                           40,000         15,000
                                                                   ----------------------------
Net Interest Income After Provision for Loan Losses                   2,445,874      1,126,461
                                                                   ----------------------------

Other Income (Losses)
     Equity in losses of limited partnerships                            (5,000)       (25,000)
     Net realized gains on sales of available for sale securities         5,960
     Other income                                                       102,898         44,148
                                                                   ----------------------------
         Total other income                                             103,858         19,148
                                                                   ----------------------------

Other Expenses
     Salaries and employee benefits                                     710,834        310,530
     Net occupancy expenses                                              57,465         11,538
     Equipment expenses                                                  71,487          6,472
     Legal and professional fees                                         40,518         31,375
     Data processing fees                                               480,041         18,289
     Other expenses                                                     239,984        118,531
                                                                   ----------------------------
         Total other expenses                                         1,600,329        496,735
                                                                   ----------------------------

Income Before Income Tax                                                949,403        648,874
     Income tax expense                                                 302,480        213,028
                                                                   ----------------------------

Net Income                                                          $   646,923    $   435,846
                                                                   ============================

Basic Earnings per Share                                            $       .30    $       .21

Diluted Earnings per Share                                                  .30            .21

Weighted-Average Shares Outstanding                                   2,166,623      2,077,406

Dividends per Share                                                         .11            .15

  See notes to consolidated condensed financial statements.

                                               UNION COMMUNITY BANCORP AND SUBSIDIARY
                                      Consolidated Condensed Statement of Shareholders' Equity
                                             For the Three Months Ended March 31, 2002
                                                            (Unaudited)


                                     Common Stock                                Accumulated
                                 ---------------------                              Other     Unearned
                                   Shares               Comprehensive  Retained Comprehensive   ESOP      Unearned
                                 Outstanding    Amount     Income      Earnings     Income     Shares   Compensation      Total
                                 -------------------------------------------------------------------------------------------------
Balances, January 1, 2002          2,100,000  $20,547,581            $15,556,661           $(1,420,777)  $ (943,312)   $33,740,153

Comprehensive income
  Net income for the period                              $  646,923      646,923                                           646,923
    Other comprehensive
      income, net of tax
      Unrealized gains on
        securities, net of
        reclassification
        adjustment                                              975                 $  975                                     975
                                                        ------------
  Comprehensive income                                   $  647,898
                                                        ============
  Cash dividends ($.11 per share)                                       (253,200)                                         (253,200)
  Shares issued in acquisition, net
   of cost                           678,897    8,954,487                                                                8,954,487
  Shares cancelled in acquisition    (20,000)    (257,111)                                                                (257,111)
  Purchase of common  stock         (315,000)  (3,581,547)            (1,132,453)                                       (4,714,000)
  Amortization of unearned
  compensation expense                                                                                       85,310         85,310
  ESOP shares earned                               10,369                                       24,344                      34,713
                                  ------------------------          ---------------------------------------------------------------
Balances, March 31, 2002           2,443,897  $25,673,779            $14,817,931    $  975  (1,396,433)   $(858,002)   $38,238,250
                                  ========================          ===============================================================


See notes to consolidated condensed financial statements.

                                                UNION COMMUNITY BANCORP AND SUBSIDIARY
                                            Consolidated Condensed Statements of Cash Flows
                                                              (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            ------------------------------
                                                                                                2002             2001
                                                                                            ------------------------------
Operating Activities
     Net income                                                                              $    646,923    $    435,846
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                                   40,000          15,000
       Depreciation and amortization                                                               76,871           7,468
       Investment securities accretion, net                                                          (825)           (840)
       Gain on sale of investment securities available for sale                                    (5,960)
       Loss on sale of real estate owned                                                           10,938
       Equity in losses of limited partnerships                                                     5,000          25,000
       Amortization of purchase accounting adjustments                                           (226,668)
       Amortization of unearned compensation expense                                               85,310          56,867
       ESOP shares earned                                                                          34,713          32,906
       Net change in:
         Interest receivable                                                                       24,255          74,071
         Interest payable                                                                        (207,500)        (54,084)
       Other adjustments                                                                        1,537,446         (72,550)
                                                                                            ------------------------------
              Net cash provided by operating activities                                         2,020,503         519,684
                                                                                            ------------------------------

Investing Activities
     Net change in interest-bearing deposits                                                      100,000
     Investment securities
         Proceeds from sales of investment securities available for sale                           51,534
         Proceeds from maturities of securities held to maturity and paydowns of mortgage-
         backed securities                                                                        223,011       1,875,095
     Net changes in loans                                                                         774,316          13,163
     Net cash received in acquisition                                                          15,866,825
     Additions to real estate owned                                                               (34,584)
     Proceeds from real estate sales                                                               92,812
     Purchases of property and equipment                                                           (4,702)        (40,428)
     Purchases of Federal Home Loan Bank of Indianapolis stock                                                   (137,000)
                                                                                            ------------------------------
              Net cash provided by investing activities                                        17,069,212       1,710,830
                                                                                            ------------------------------

Financing Activities
     Net change in
       Interest-bearing demand and savings deposits                                             8,863,199       1,593,375
       Certificates of deposit                                                                (16,125,199)      1,233,396
     Proceeds from borrowings                                                                  20,000,000       4,000,000
     Repayment of borrowings                                                                  (20,311,993)     (6,306,660)
     Cash dividends                                                                              (292,183)       (326,783)
     Repurchase of common stock                                                                (4,714,000)       (976,775)
     Net change in advances by borrowers for taxes and insurance                                  330,162         154,291
                                                                                            ------------------------------
              Net cash used by financing activities                                           (12,250,014)       (629,156)
                                                                                            ------------------------------

Net Change in Cash and Cash Equivalents                                                         6,839,701       1,601,358

Cash and Cash Equivalents, Beginning of Period                                                 13,564,902       4,754,686
                                                                                            ------------------------------

Cash and Cash Equivalents, End of Period                                                     $ 20,404,603    $  6,356,044
                                                                                            ==============================

Additional Cash Flows Information
     Interest paid                                                                           $  2,314,900    $  1,304,455
     Income tax paid                                                                               62,000         287,000


  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp, an Indiana corporation (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2001 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. Options to purchase 186,000 shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average prices of common shares.

Note 3: Other Comprehensive Income

                                                                      Before-Tax           Tax          Net-of-Tax
       For the Three Months Ended March 31, 2002                        Amount           Expense          Amount
                                                                        ------           -------          ------
         Unrealized gains on securities:
            Unrealized holding gains arising during the year            $ 7,575        $ (3,001)          $ 4,574
            Less: reclassification adjustments for gains realized
              in net income                                               5,960          (2,361)            3,599
                                                                       -------------------------------------------
         Other comprehensive income                                     $ 1,615        $   (640)          $   975
                                                                       ===========================================


Note 4: Business Combination

On January 2, 2002, the Company acquired Montgomery Financial Corporation a federally chartered thrift ("Montgomery"), which is the holding company of Montgomery Savings, a Federal Association ("Montgomery Savings"). Montgomery was merged with and into the Company and immediately thereafter Montgomery Savings was merged into Union Federal. MSA Service Corporation ("MSA"), an Indiana corporation and wholly-owned subsidiary of Montgomery Savings, will continue as a subsidiary of Union Federal.

On January 2, 2002, the company issued 678,897 shares of its common stock at a cost of approximately $8,954,000, net of registration costs of $113,000, and paid cash of approximately $9,059,000 to Montgomery's shareholders. As of the merger date, Montgomery owned 20,000 shares of the Company's common stock with a net book value of approximately $257,000. The shares were cancelled as part of this transaction. The Company paid an additional $452,000 in merger related expenses.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated useful lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $2,260,000 was allocated to goodwill and is not deductible for tax purposes. Additionally, core deposit intangibles of $590,000 were recognized and are being amortized over seven years using the 125% declining balance method. Montgomery's results of operations and financial position were included in the Company's consolidated financial statements beginning January 3, 2002. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                      (In thousands)
               Cash and cash equivalents                 $ 25,490
               Loans, net of allowance for loan losses    117,029
               Premises and equipment                       2,530
               Goodwill                                     2,260
               Core deposit intangible                        590
               Other assets                                 6,564
                                                        ----------
                        Total assets acquired             154,463
                                                        ----------

               Deposits                                   117,390
               Federal Home Loan Bank advances             17,607
               Other liabilities                            1,145
                                                        ----------
                        Total liabilities acquired        136,142
                                                        ----------

                        Net assets acquired              $ 18,321
                                                        ==========

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had take place at the beginning of each period.

                                                      Three Months Ended
                                                           March 31,
                                                     2002            2001
                                                     ----            ----
                                                        (In thousands)
               Net Interest Income                $   2,486        $2,320
               Net Income (Loss)                       (313)          678
               Net Income (Loss) Per Share
                        Basic                          (.14)          .25
                        Diluted                        (.14)          .25

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtain in the future.

The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 was effective for fiscal years beginning after December 15, 2001. In adopting SFAS 142, the goodwill recorded on January 2, 2002 from the acquisition of Montgomery will not be amortized but will subject to testing for impairment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Company acquired Montgomery in a transaction that closed on January 2, 2002. In the transaction, Montgomery was merged with and into the Company, and Montgomery Savings was merged with and into Union Federal. Following the merger, MSA became a subsidiary of Union Federal.

Union Federal was organized as a state-chartered savings and loan association in 1913. Union Federal conducts its business from its main office located in Crawfordsville, Indiana. In addition, Union Federal has three additional branch offices in Crawfordsville and branch offices in Covington, Williamsport and Lafayette, Indiana. Five of the above mentioned branch offices were added in connection with the acquisition of Montgomery. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Union Federal offers a number of financial services, including: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans;
(v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts; (vii) passbook savings accounts; and (viii) certificates of deposit.

Union Federal currently owns two subsidiaries, UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor Investments 1993-XVI, L.P. ("Pedcor") and MSA, which is a real estate management and development company. Pedcor is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operated as a multi-family, low- and moderate-income housing project, is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital. At present, MSA owns a tract of land, which is being developed for the construction of seven condominium units. Union Federal's investment in MSA is excluded from its calculation of regulatory capital.

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

Financial Condition

Total assets increased $133.2 million to $275.6 million at March 31, 2002 primarily due to the acquisition of Montgomery. Net loans increased $116.1 million to $237.9 million at March 31, 2002. During the first quarter of 2002, net loans of $117.0 million were added as a result of the acquisition while loan payoffs exceeded new loan production, net of other adjustments, by $897,000. Cash and cash equivalents increased $6.8 million from December 31, 2001 to March 31, 2002. The increase was primarily due net cash received in the acquisition offset by cash used for stock repurchases. Premises and equipment increased from $399,000 at December 31, 2001 to $2.9 million at March 31, 2002 also due to the acquisition. The acquisition of Montgomery increased Union Federal's full-service offices from two to seven. Due to the transaction, foreclosed assets and real estate held for development increased from $9,000 at December 31, 2001 to $1.9 million at March 31, 2002. In connection with the acquisition, these properties were marked to market and are currently for sale. Also in connection with the acquisition, goodwill of $2.3 million and core deposit intangibles of $590,000 were recorded. Goodwill will be reviewed annually for impairment and core deposit intangibles will be amortized over seven years.

Deposits increased by $106.9 million to $188.6 million during the first quarter of 2002. $117.4 million were added as a result of the Montgomery acquisition. Excluding the deposit acquired, deposits decreased $7.5 million with certificates of deposits decreasing approximately $16.0 million and other deposits increasing approximately $9.0 million.

Borrowed funds increased by $17.3 million from December 31, 2001 to March 31, 2002. $17.6 million were added as a result of the Montgomery acquisition.

Stockholders' equity increased $4.5 million to $38.2 million at March 31, 2002. The increase was primarily due to shares issued in the acquisition, net of costs, of $9.0 million, net income for three months ended March 31, 2002 of $647,000, Employee Stock Ownership Plan shares earned of $35,000 and unearned compensation amortization of $85,000. These increases were offset by stock repurchases of $4.7 million, cancellation of shares of Company stock owned by Montgomery of $257,000 and cash dividends of $253,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001

Net income increased $211,000, or 48.4%, from $436,000 for the three months ended March 31, 2001 to $647,000 for the three months ended March 31, 2002. The increase in net income was primarily attributable to the acquisition of Montgomery on January 2, 2002 with an increase of $1.3 million in net interest income offset by an increase of $1.1 million in total other expenses. The return on average assets for the three months ended March 31, 2002 was .94% compared to 1.37% for the comparable period in 2001. The return on average equity for the three months ended March 31, 2002 was 6.47% compared to 4.83% for the comparable period in 2001.

For the three months ended March 31, 2002, interest income was $4.6 million as compared to $2.4 million for the three months ended March 31, 2001. Interest income increased primarily due to an increase in average interest-earning asset from $124.7 million at March 31, 2001 to $263.3 million at March 31, 2002 offset by a decrease in the yield on interest-earning assets from 7.67% during the 2001 period to 6.98% during the 2002 period. For the three months ended March 31, 2002, interest expense was $2.1 million as compared to $1.3 million for the three months ended March 31, 2001. Interest expense increased primarily due to an increase in average interest-bearing liabilities from $89.0 million at March 31, 2001 to $228.7 million at March 31, 2002 offset by a decrease in the cost of interest-bearing liabilities from 5.62% during the 2001 period to 3.69% during the 2002 period. The decrease in the cost of funds was due to the rate environment during the first quarter of 2002 as compared to 2001 and amortization of purchase accounting adjustments totaling $276,000 which decreased interest expense during the first quarter of 2002.

The provision for loan losses for the three months ended March 31, 2002 was $40,000 as compared to $15,000 for the comparable period in 2001. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other expenses increased from $497,000 for the three months ended March 31, 2001 to $1,601,000 for the comparable period in 2002. Expenses increased in part due to the growth of the Company through the acquisition of Montgomery and due to a one-time $411,000 termination fee for data processing services charged to expense during the first quarter of 2002.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had no loans classified as special mention as of March 31, 2002 and December 31, 2001 respectively. In addition, Union Federal had $4.3 million and $1.6 million of loans classified as substandard at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, no loans were classified as doubtful or loss. The increase in classified loans was primarily due to the addition of $1.3 million in substandard loans from the Montgomery acquisition and $1.2 million of additional substandard loans to a single borrower secured by 11 properties with favorable loan to value ratios. At March 31, 2002, and December 31, 2001, respectively, $3.1 million and $682,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $939,000 or .39% of loans at March 31, 2002 as compared to $520,000 or .43% of loans at December 31, 2002.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2002, Union Federal had liquid assets of $20.3 million and a liquidity ratio of 8.9%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2001 and 2000, is the most recent available analyses performed by the OTS of Union Federal's and Montgomery Savings' interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

 Union Federal:
                            At December 31, 2001                      At December 31, 2000
                            --------------------                      --------------------
 Changes In Rates    $ Change in NPV       % Change in NPV      $ Change in NPV    % Change in NPV
 ----------------    ---------------       ---------------      ---------------    ---------------
     +300 bp            $ (7,734)                 (31)%           $ (7,835)               (22)%
     +200 bp              (5,185)                 (20)              (5,198)               (14)
     +100 bp              (2,507)                 (10)              (,2511)                (7)
        0 bp                   0                    0                    0                  0
     -100 bp               1,424                    6                1,897                  5
     -200 bp                  --                   --                3,226                  9
     -300 bp                  --                   --                4,780                 13




 Montgomery Savings:
                            At December 31, 2001                      At December 31, 2000
                            --------------------                      --------------------
 Changes In Rates    $ Change in NPV       % Change in NPV      $ Change in NPV    % Change in NPV
 ----------------    ---------------       ---------------      ---------------    ---------------
     +300 bp            $ (7,273)                 (32)%           $ (5,549)               (29)%
     +200 bp              (4,663)                 (20)              (3,463)               (18)
     +100 bp              (2,123)                  (9)              (1,524)                (8)
        0 bp                   0                    0                    0                  0
     -100 bp               1,134                    5                1,571                  8
     -200 bp                  --                   --                2,678                 14
     -300 bp                  --                   --                3,630                 19

As discussed in Note 4, Montgomery Savings was merged with and into Union Federal on January 2, 2002. Presented below, as of December 31, 2001, is a combination of the above analyses performed by the OTS for Union Federal and Montgomery Savings.

                                          December 31, 2001
                                          -----------------
                                Net Portfolio Value                       NPV as % of PV of Assets
    Changes
    In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
    --------        --------         --------          --------            ---------          ------
   +300 bp             33,154       $ (15,006)           (31)%              11.54%           (411) bp
   +200 bp             38,306          (9,854)           (20)               13.03            (263) bp
   +100 bp             43,529          (4,631)           (10)               14.46            (120) bp
      0 bp             48,160              --             --                15.65
   -100 bp             50,715           2,555              5                16.23              58  bp

Management believes that at March 31, 2002, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The Company filed a report on Form 8-K on January 15, 2002 reporting the consummation of the merger of Montgomery with and into the Company on January 2, 2002, and which included as
               Exhibit 99.2 thereto Unaudited Pro Forma Condensed Combined Financial Information of the Company as of September 30, 2001 for the nine-month period ended September 30, 2001 and for the year ended December 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNION COMMUNITY BANCORP

Date:   May 14, 2002                        By: /s/ Joseph E. Timmons
        ------------                        ----------------------------------
                                            Joseph E. Timmons
                                            President


Date:   May 14, 2002                        By: /s/ J. Lee Walden
        ------------                        ----------------------------------
                                            J. Lee Walden
                                            Chief Financial Officer