Form 10-Q
period 2002-06-30
UNION COMMUNITY BANCORP
filed 2002-08-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2002 was 2,433,197.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.  FINANCIAL INFORMATION                                               4

Item 1.  Financial Statements                                                4

             Consolidated Condensed Balance Sheets                           4

             Consolidated Condensed Statements of Income                     5

             Consolidated Condensed Statement of Shareholders' Equity        6

             Consolidated Condensed Statements of Cash Flows                 7

             Notes to Unaudited Consolidated Condensed Financial Statements  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14
Item 2.  Changes in Securities and Use of Proceeds                          14
Item 3.  Defaults Upon Senior Securities                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                  15
Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                         June 30,               December 31,
                                                                                           2002                     2001
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                            $     792,008           $     375,349
       Interest-bearing demand deposits                                                   18,134,671              13,189,553
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                      18,926,679              13,564,902
       Interest-bearing deposits                                                             144,652
       Investment securities held to maturity                                              2,496,084               2,848,411
       Loans, net of allowance for loan losses of $958,554 and $519,554                  234,159,883             121,749,210
       Premises and equipment                                                              2,937,274                 398,857
       Federal Home Loan Bank stock                                                        3,423,600               1,530,300
       Investment in limited partnership                                                     844,109                 856,609
       Foreclosed assets and real estate held for development, net                         1,717,263                   8,500
       Goodwill                                                                            2,260,044
       Interest receivable                                                                 1,423,278                 903,040
       Other assets                                                                        1,724,388                 531,599
                                                                                  ------------------------ -------------------------

           Total assets                                                                $ 270,057,254           $ 142,391,428
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                         $   2,886,301           $   1,397,380
           Interest-bearing                                                              183,510,691              80,304,133
                                                                                  ------------------------ -------------------------
                Total deposits                                                           186,396,992              81,701,513
       Federal Home Loan Bank advances                                                    42,784,781              25,405,633
       Note payable                                                                          302,892                 477,142
       Interest payable                                                                      507,734                 186,119
       Other liabilities                                                                   1,274,405                 880,868
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             231,266,804             108,651,275
                                                                                  ------------------------ -------------------------

  Commitments and Contingent Liabilities




  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,433,197 and 2,100,000 shares                        25,582,299              20,547,581
       Retained earnings                                                                  15,377,919              15,556,661
       Unearned employee stock ownership plan (ESOP) shares                               (1,372,089)            (1,420,777)
       Unearned recognition and retention plan (RRP) shares                                 (797,679)              (943,312)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     38,790,450              33,740,153
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                $   270,057,254          $  142,391,428
                                                                                  ======================== =========================

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30                              June 30
                                                            ------------------ ------------------- ----------------- --------------
                                                                   2002               2001               2002             2001
                                                            ------------------ ------------------- ----------------- --------------
  Interest and Dividend Income
       Loans                                                   $  4,448,635       $  2,221,355        $  8,873,844     $  4,393,124
       Investment securities                                        105,155             93,114             154,045          212,310
       Dividends on Federal Home Loan Bank stock                     53,347             22,814             103,998           45,804
       Deposits with financial institutions                          78,316             42,410             146,840          120,287
                                                            ------------------ ------------------- ----------------- --------------
           Total interest and dividend income                     4,685,453          2,379,693            9,278,727       4,771,525
                                                            ------------------ ------------------- ----------------- --------------

  Interest Expense
       Deposits                                                   1,615,994          1,028,747           3,311,332        2,060,096
       Federal Home Loan Bank advances                              488,808            161,444             900,870          380,466
                                                            ------------------ ------------------- ----------------- --------------
           Total interest expense                                 2,104,802          1,190,191           4,212,202        2,440,562
                                                            ------------------ ------------------- ----------------- --------------

  Net Interest Income                                             2,580,651          1,189,502           5,066,525        2,330,963
       Provision for loan losses                                     20,000             15,000              60,000           30,000
                                                            ------------------ ------------------- ----------------- --------------
  Net Interest Income After Provision for Loan Losses             2,560,651          1,174,502           5,006,525        2,300,963
                                                            ------------------ ------------------- ----------------- --------------

  Other Income (Losses)
       Equity in losses of limited partnerships                      (7,500)           (10,000)            (12,500)         (35,000)
       Net realized gains on sales of available for sale
  securities                                                          2,574                                  8,534
       Other income                                                  28,239             40,036             131,137           84,184
                                                            ------------------ ------------------- ----------------- --------------
           Total other income                                        23,313             30,036             127,171           49,184
                                                            ------------------ ------------------- ----------------- --------------

  Other Expenses
       Salaries and employee benefits                               714,776            307,531           1,425,610          618,061
       Net occupancy expenses                                        42,728             18,340             100,193           29,878
       Equipment expenses                                            80,035              9,364             151,522           15,836
       Legal and professional fees                                   36,905             49,440              77,423           80,815
       Data processing fees                                          69,205             30,241             549,246           48,530
       Other expenses                                               270,530            116,458             510,514          234,989
                                                            ------------------ ------------------- ----------------- --------------
           Total other expenses                                   1,214,179            531,374           2,814,508        1,028,109
                                                            ------------------ ------------------- ----------------- --------------

  Income Before Income Tax                                        1,369,785            673,164           2,319,188        1,322,038
       Income tax expense                                           476,702            223,430             779,182          436,458
                                                            ------------------ ------------------- ----------------- --------------

  Net Income                                                  $     893,083       $    449,734        $  1,540,006    $     885,580
                                                            ================== =================== ================= ==============

  Basic Earnings per Share                                           $  .39             $  .22              $  .69           $  .43
  Diluted Earnings per Share                                            .39             $  .22                 .69           $  .43
  Dividends per Share                                                   .12             $  .15                 .23           $  .30

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)




                                                  Common Stock
                                           ----------------------------                   Unearned
                                             Shares                         Retained        ESOP         Unearned
                                           Outstanding      Amount          Earnings       Shares      Compensation        Total
                                           ------------ --------------- ------------- -------------- ---------------- --------------

Balances, January 1, 2002                   2,100,000     $20,547,581     $15,556,661   $(1,420,777)    $(943,312)     $33,740,153
Net income for the period                                                   1,540,006                                    1,540,006
  Cash dividends ($.23 per share)                                            (528,134)                                    (528,134)
  Shares issued in acquisition, net of        678,897       8,954,487                                                    8,954,487
     cost
  Shares cancelled in acquisition             (20,000)       (257,111)                                                    (257,111)
  Purchase of common  stock                  (325,700)     (3,684,956)     (1,190,614)                                  (4,875,570)
  Amortization of unearned compensation
     expense                                                                                              145,633          145,633
  ESOP shares earned                                           22,298                        48,688                         70,986
                                           ------------ --------------- ------------- -------------- ---------------- --------------
Balances, June 30, 2002                     2,433,197     $25,582,299     $15,377,919   $(1,372,089)    $(797,679)     $38,790,450
                                           ============ =============== ============= ============== ================ ==============


See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              ---------------- ---------------
                                                                                                    2002             2001
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                              $  1,540,006     $    885,580
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   60,000           30,000
         Depreciation and amortization                                                              158,550           17,624
         Investment securities accretion, net                                                        (1,649)          (1,664)
         Gain on sale of investment securities available for sale                                    (8,534)
         Loss on sale of real estate owned                                                           22,399
         Equity in losses of limited partnerships                                                    12,500           35,000
         Amortization of purchase accounting adjustments                                           (453,847)
         Amortization of unearned compensation expense                                              145,633          113,733
         ESOP shares earned                                                                          70,986           66,297
         Net change in:
           Interest receivable                                                                      154,426          173,240
           Interest payable                                                                        (194,788)         (40,604)
         Other adjustments                                                                          934,322          (23,409)
                                                                                              ---------------- ---------------
                Net cash provided by operating activities                                         2,440,004        1,255,797
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                       94,976
       Investment securities
           Proceeds from sales of investment securities available for sale
           75,613 Proceeds from maturities of securities held to maturity and
           paydowns of mortgage-backed securities                                                   353,976        2,498,401
       Net changes in loans                                                                       4,328,598       (6,346,977)
       Net cash received in acquisition                                                          15,866,825
       Additions to real estate owned                                                               (42,923)
       Proceeds from real estate sales                                                              356,769
       Purchases of property and equipment                                                         (155,070)         (62,977)
       Purchases of Federal Home Loan Bank of Indianapolis stock                                                    (137,000)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) investing activities                              20,878,764       (4,048,553)
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            12,030,961        3,232,372
         Certificates of deposit                                                                (24,264,383)       1,667,922
       Proceeds from borrowings                                                                  20,000,000        4,000,000
       Repayment of borrowings                                                                  (20,311,993)      (6,306,660)
       Cash dividends                                                                              (545,383)        (644,467)
       Repurchase of common stock                                                                (4,875,570)        (976,775)
       Net change in advances by borrowers for taxes and insurance                                    9,377           22,273
                                                                                              ---------------- ---------------
                Net cash provided by (used in) financing activities                             (17,956,991)         994,665
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                         5,361,777       (1,798,091)

  Cash and Cash Equivalents, Beginning of Period                                                 13,564,902        4,754,686
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                    $  18,926,679     $  2,956,595
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                          $    4,406,990    $  2,481,166
       Income tax paid                                                                              455,991          524,000


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

The interim consolidated financial statements at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.



                                              Three Months Ended                            Three Months Ended
                                                 June 30, 2002                                June 30, 2001
                                                 -------------                                -------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                     $893,083      2,278,959         $ .39        $449,734      2,031,714        $ .22
                                                                   =========                                  =========

Effect of dilutive RRP awards
and stock options                                      3,900
                                   -------------- ---------------                 ------------ -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                      $ 893,083     2,282,859         $ .39        $449,734      2,031,614        $ .22
                                   ============== ===============  ========       ============ ============= ==========




                                               Six Months Ended                               Six Months Ended
                                                 June 30, 2002                                 June 30, 2001
                                                 -------------                                 -------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                    $ 1,540, 006    2,222,956         $ .69           $885,580   2,054,427         $ .43
                                                                  ===========                                 =============

Effect of dilutive RRP awards
and stock options                                        1,950
                                   -------------- ---------------                 ------------- -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                      $ 1,540,006    2,224,906         $ .69           $885,580   2,054,427         $ .43
                                   ============== =============== ===========     ============= ============= =============


Note 3: Other Comprehensive Income

                                                                                           Tax
                                                                      Before-Tax         Benefit        Net-of-Tax
       For the Three Months Ended June 30, 2002                         Amount          (Expense)         Amount
                                                                        ------          ---------         ------
         Unrealized gains on securities:
            Unrealized holding gains arising during the year         $      959         $   (380)        $    579
            Less: reclassification adjustments for gains realized
              in net income                                               2,574           (1,020)           1,554
                                                                    ---------------- ---------------- ----------------
         Other comprehensive loss                                    $   (1,615)        $    640         $   (975)
                                                                    ================ ================ ================



                                                                                           Tax
                                                                      Before-Tax         Benefit        Net-of-Tax
       For the Six Months Ended June 30, 2002                           Amount          (Expense)         Amount
                                                                        ------          ---------         ------
         Unrealized gains on securities:
            Unrealized holding gains arising during the year         $    8,534         $ (3,380)         $ 5,154
            Less: reclassification adjustments for gains realized
              in net income                                               8,534           (3,380)           5,154
                                                                    ---------------- ---------------- ----------------
         Other comprehensive income                                  $        0         $      0          $     0
                                                                    ================ ================ ================




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

                                                            (In thousands)
         Cash and cash equivalents                             $ 25,490
         Loans, net of allowance for loan losses                117,029
         Premises and equipment                                   2,530
         Goodwill                                                 2,260
         Core deposit intangible                                    590
         Other assets                                             6,564
                                                           --------------
                  Total assets acquired                         154,463
                                                           --------------

         Deposits                                               117,390
         Federal Home Loan Bank advances                         17,607
         Other liabilities                                        1,145
                                                           --------------
                  Total liabilities acquired                    136,142
                                                           --------------

                  Net assets acquired                          $ 18,321
                                                           ==============

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had taken place at the beginning of each period.

                                          Three Months Ended                 Six Months Ended
                                               June 30,                          June 30,
                                           2002               2001            2002            2001
                                           ----               ----            ----            ----
                                               (in thousands)                      (in thousands)
         Net Interest Income            $ 2,581            $ 2,408         $ 5,067         $ 4,728
         Net Income                         893                633             580           1,312
         Net Income Per Share
                  Basic                     .39                .24             .26             .48
                  Diluted                   .39                .24             .26             .48

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtain in the future.

The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 was effective for fiscal years beginning after December 15, 2001. In adopting SFAS 142, the goodwill recorded on January 2, 2002 from the acquisition of Montgomery will not be amortized but will be subject to testing for impairment.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 22 through 24 of the Annual Report to Shareholders for the year ended December 31, 2001, which was filed on Form 10-K with the Commission on March 29, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of the foreclosed assets and real estate held for development, and the valuation of intangible assets.

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition, the amount of loans outstanding, certain identified problem loans, and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loan loss reserves.

Foreclosed asset and real estate held for development

Foreclosed assets and real estate held for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Financial Condition

Total assets increased $127.7 million to $270.1 million at June 30, 2002 primarily due to the acquisition of Montgomery. Net loans increased $112.4 million to $234.2 million at June 30, 2002. During the six months ended June 30, 2002, net loans of $117.0 million were added as a result of the acquisition while loan payoffs exceeded new loan production, net of other adjustments, by
4.6 million. Cash and cash equivalents increased $5.4 million from December 31, 2001 to June 30, 2002. The increase was primarily due to net cash received in the acquisition offset by cash used for stock repurchases and the outflow of deposits. Premises and equipment increased from $399,000 at December 31, 2001 to $2.9 million at June 30, 2002 also due to the acquisition. The acquisition of Montgomery increased Union Federal's full-service offices from two to seven. Due to the transaction, foreclosed assets and real estate held for development increased from $9,000 at December 31, 2001 to $1.7 million at June 30, 2002. In connection with the acquisition, these properties were marked to market and are currently for sale. Also in connection with the acquisition, Goodwill of $2.3 million and core deposit intangibles of $590,000 were recorded. Goodwill will be reviewed annually for impairment and core deposit intangibles will be amortized over seven years.

Deposits increased by $104.7 million to $186.4 million during the six months ended June 30, 2002, of which $117.4 million were added as a result of the Montgomery acquisition. Excluding the deposits acquired, deposits decreased $12.7 million with certificates of deposit decreasing approximately $24.7 million and other deposits increasing approximately $12.0 million.

Borrowed funds increased by $17.2 million from December 31, 2001 to June 30, 2002. The Montgomery acquisition added $17.6 million of borrowed funds.

Shareholders' equity increased $5.1 million to $38.8 million at June 30, 2002. The net cost of the shares issued in connection with the Montgomery acquisition of $9.0 million, the net income for six months ended June 30, 2002 of $1,540,000, the Employee Stock Ownership Plan shares earnings of $71,000 and the unearned compensation amortization of $146,000 predominately accounted for the increases to the shareholder's equity. These increases were offset by stock repurchases of $4.9 million, cancellation of shares of Company stock owned by Montgomery of $257,000 and cash dividends of $528,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

Net income increased $443,000 from $450,000 for the three months ended June 30, 2001 to $893,000 for the three months ended June 30, 2002. The increase in net income was primarily attributable to the acquisition of Montgomery on January 2, 2002 with an increase of $1.4 million in net interest income offset in part by an increase of $683,000 in total other expenses. The return on average assets for the three months ended June 30, 2002 was 1.32% compared to 1.43% for the comparable period in 2001. The return on average equity for the three months ended June 30, 2002 was 9.25% compared to 5.05% for the comparable period in 2001.

For the three months ended June 30, 2002, interest income was $4.7 million as compared to $2.4 million for the three months ended June 30, 2001. Interest income increased primarily due to an increase in average interest-earning asset from $124.2 million for the second quarter of 2001 to $259.6 million for the comparable period in 2002 offset by a decrease in the yield on interest-earning assets from 7.67% during the 2001 period to 7.22% during the 2002 period. For the three months ended June 30, 2002, interest expense was $2.1 million as compared to $1.2 million for the three months ended June 30, 2001. Interest expense increased primarily due to an increase in average interest-bearing liabilities from $89.1 for the second quarter of 2001 to $226.5 million for the comparable period in 2002 offset by a decrease in the cost of interest-bearing liabilities from 5.34% during the 2001 period to 3.72% during the 2002 period. The decrease in the cost of funds was due to the rate environment during the 2002 period as compared to 2001 and amortization of purchase accounting adjustments totaling $276,000 which decreased interest expense during the three months ended June 30, 2002.

The provision for loan losses for the three months ended June 30, 2002 was $20,000 as compared to $15,000 for the comparable period in 2001. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other expenses increased from $531,000 for the three months ended June 30, 2001 to $1,214,000 for the comparable period in 2002. Expenses increased primarily due to the growth of the Company through the acquisition of Montgomery.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

For the six months ended June 30, 2002, net income was $1,540,000, which represents a 73.8% increase in earnings as compared to the six months ended June 30, 2001. As mentioned previously, the increase in net income was primarily attributable to the acquisition of Montgomery with an increase of $2.7 million in net interest income offset in part by an increase of $1.8 million in total other expenses. The return on average assets for the six months ended June 30, 2002 was 1.13% compared to 1.40% for the comparable period in 2001. The return on average equity for the six months ended June 30, 2002 was 7.84% compared to 5.01% for the comparable period in 2001.

For the six months ended June 30, 2002, interest income was $9.3 million as compared to $4.8 million for the six months ended June 30, 2001. Interest income increased primarily due to an increase in average interest-earning asset from $124.1 million for the six months ended June 30, 2001 to $261.4 million for the comparable period in 2002 offset by a decrease in the yield on interest-earning assets from 7.69% during the 2001 period to 7.10% during the 2002 period. For the six months ended June 30, 2002, interest expense was $4.2 million as compared to $2.4 million for the six months ended June 30, 2001. Interest expense increased primarily due to an increase in average interest-bearing liabilities from $88.2 million for the six months ended June 30, 2001 to $225.6 million for the comparable period in 2002 offset by a decrease in the cost of interest-bearing liabilities from 5.54% during the 2001 period to 3.73% during the 2002 period. The decrease in the cost of funds was due to the rate environment during the 2002 period as compared to 2001 and amortization of purchase accounting adjustments totaling $552,000 which decreased interest expense during the six months ended June 30, 2002.

The provisions for loan losses made for the six months ended June 30 2002 was $60,000 as compared to $30,000 for the comparable period in 2001. As mentioned previously, a review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses. The 2002 provision and the allowance for loan losses were considered appropriate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Total other expenses increased from $1,028,000 for the six months ended June 30, 2001 to $2,815,000 for the comparable period in 2002. Expenses increased in part due to the growth of the Company through the acquisition of Montgomery and due to a one-time $411,000 termination fee for data processing services charged to expense during the first quarter of 2002.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies in the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $2.0 million of loans classified as special mention as of June 30, 2002 and no loans classified as special mention at December 31, 2001. In addition, Union Federal had $3.9 million and $1.6 million of loans classified as substandard at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, no loans were classified as doubtful or loss. The increase in classified loans was primarily due to the addition of substandard loans from the Montgomery acquisition and $1.3 million of additional substandard loans to a single borrower secured by 12 properties with favorable loan to value ratios. At June 30, 2002, and December 31, 2001, respectively, $2.8 million and $682,000 of the substandard loans were non-accrual loans. The allowance for loan losses was $959,000 or .41% of loans at June 30, 2002 as compared to $520,000 or .43% of loans at December 31, 2001.

Liquidity and Capital Resources

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

Pursuant to OTS capital regulations in effect at June 30, 2002, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2002, Union Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2002 and 2001, is the most recent available analyses performed by the OTS of Union Federal's and Montgomery Savings' interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

                                          March 31, 2002
                                          --------------
                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
   --------        --------         ---------         --------            ---------          ------
+300 bp              $ 27,616         -16,375            -37%                 10.41%         -492 bp
+200 bp                33,332         -10,659            -24                12.22            -310 bp
+100 bp                38,956          -5,035            -11                13.91            -141 bp
      0 bp             43,991                                               15.32
 -100 bp               47,069           3,078              7                16.10             +77 bp
 -200 bp                    0               0              0                    0                0
 -300 bp                    0               0              0                    0                0





                                          March 31, 2001
                                          --------------
                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
   --------        --------         ---------         --------            ---------          ------
+300 bp              $ 31,999          -7,053            -18%                 26.90%         -331 bp
+200 bp                34,374          -4,678            -12                28.09            -212 bp
+100 bp                36,831          -2,221             -6                29.26             -96 bp
      0 bp             39,052                                               30.21
 -100 bp               40,390           1,338              3                30.64             +43 bp
 -200 bp               41,234           2,183              6                30.79             +57 bp
 -300 bp               42,161           3,109              8                30.95             +74 bp

Management believes that at June 30, 2002 and March 31, 2002, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

               On April 17, 2002, Union Community Bancorp held its Annual Meeting of Shareholders. Three directors were elected to terms expiring in 2005 by the following votes:

                  Marvin L. Burkett     For: 2,375,499    Withheld:  100,501
                  Phillip E. Grush      For: 2,380,860    Withheld:   95,140
                  Joseph E. Timmons     For: 2,312,930    Withheld:  163,070

               The terms of office of the following directors of Union Community Bancorp continued after the Annual Shareholder Meeting:

                  Name                               Term Expires In
                  ----                               ---------------
                  C. Rex Henthorn                           2003
                  Samuel H. Hildebrand                      2003
                  Joseph M. Mallott                         2003
                  Harry A. Siamas                           2003
..                 Philip L. Boots                           2004
                  Mark E. Foster                            2004
                  John M. Horner                            2004

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION COMMUNITY BANCORP

Date:         August 13, 2002               By: /s/ Alan L. Grimble
                                               ---------------------------------
                                                 Alan L. Grimble
                                                 Chief Executive Officer


Date:         August 13, 2002               By: /s/ J. Lee Walden
                                               ---------------------------------
                                                 J. Lee Walden
                                                 Chief Financial Officer



                                  CERTIFICATION


By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Union Community Bancorp.

     Signed this 13th day of August 2002.


/s/ J. Lee Walden                         /s/ Alan L. Grimble
------------------------------------      --------------------------------------
J. Lee Walden                             Alan L. Grimble
Chief Financial Officer                   Chief Executive Officer