Form 10-Q
period 2002-09-30
UNION COMMUNITY BANCORP
filed 2002-11-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rul 12b-2 of the Exchange Age). Yes [ ] No [X]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2002 was 2,374,500.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.  FINANCIAL INFORMATION                                               4

Item 1.  Financial Statements                                                4

             Consolidated Condensed Balance Sheets                           4

             Consolidated Condensed Statements of Income                     5

             Consolidated Condensed Statement of Shareholders' Equity        6

             Consolidated Condensed Statements of Cash Flows                 7

             Notes to Unaudited Consolidated Condensed Financial Statements  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         14

Item 4.  Controls and Procedures                                            14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15
Item 2.  Changes in Securities and Use of Proceeds                          15
Item 3.  Defaults Upon Senior Securities                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                  15
Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                       September 30,            December 31,
                                                                                           2002                     2001
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                           $    1,182,267          $      375,349
       Interest-bearing demand deposits                                                   24,285,158              13,189,553
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                      25,467,425              13,564,902
       Interest-bearing deposits                                                             144,652
       Investment securities held to maturity                                              2,108,785               2,848,411
       Loans, net of allowance for loan losses of $988,554 and $519,554                  230,244,159             121,749,210
       Premises and equipment                                                              3,000,268                 398,857
       Federal Home Loan Bank stock                                                        3,423,600               1,530,300
       Investment in limited partnership                                                     836,609                 856,609
       Foreclosed assets and real estate held for development, net                         1,461,613                   8,500
       Goodwill                                                                            2,260,044
       Interest receivable                                                                 1,400,635                 903,040
       Other assets                                                                        1,605,152                 531,599
                                                                                  ------------------------ -------------------------

           Total assets                                                               $  271,952,942          $  142,391,428
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                        $    3,135,600          $    1,397,380
           Interest-bearing                                                              187,391,839              80,304,133
                                                                                  ------------------------ -------------------------
                Total deposits                                                           190,527,439              81,701,513
       Federal Home Loan Bank advances                                                    40,739,499              25,405,633
       Note payable                                                                          302,892                 477,142
       Interest payable                                                                      560,829                 186,119
       Other liabilities                                                                   1,420,513                 880,868
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             233,551,172             108,651,275
                                                                                  ------------------------ -------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,374,500 and 2,100,000 shares                        25,055,028              20,547,581
       Retained earnings                                                                  15,434,292              15,556,661
       Unearned employee stock ownership plan (ESOP) shares                               (1,347,745)            (1,420,777)
       Unearned recognition and retention plan (RRP) shares                                 (739,805)              (943,312)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     38,401,770              33,740,153
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                 $  271,952,942          $  142,391,428
                                                                                  ======================== =========================

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30                            September 30
                                                         ------------------ ------------------- ----------------- ---------------
                                                                  2002               2001               2002              2001
                                                         ------------------ ------------------- ----------------- ---------------
  Interest and Dividend Income
       Loans                                                 $ 4,285,779        $ 2,289,124         $13,159,623       $ 6,682,248
       Investment securities                                      43,455             85,859             197,500           298,169
       Dividends on Federal Home Loan Bank stock                  53,933             21,576             157,931            67,380
       Deposits with financial institutions                       81,813             13,850             228,653           134,137
                                                         ------------------ ------------------- ----------------- ---------------
           Total interest and dividend income                  4,464,980          2,410,409          13,743,707         7,181,934
                                                         ------------------ ------------------- ----------------- ---------------

  Interest Expense
       Deposits                                                1,554,617          1,026,265           4,865,949         3,086,361
       Federal Home Loan Bank advances                           481,570            164,416           1,382,440           544,882
                                                         ------------------ ------------------- ----------------- ---------------
           Total interest expense                              2,036,187          1,190,681           6,248,389         3,631,243
                                                         ------------------ ------------------- ----------------- ---------------

  Net Interest Income                                          2,428,793          1,219,728           7,495,318         3,550,691
       Provision for loan losses                                  30,000                                 90,000            30,000
                                                         ------------------ ------------------- ----------------- ---------------
  Net Interest Income After Provision for Loan Losses          2,398,793          1,219,728           7,405,318         3,520,691
                                                         ------------------ ------------------- ----------------- ---------------

  Other Income (Losses)
       Equity in losses of limited partnerships                   (7,500)           (10,000)            (20,000)          (45,000)
       Net realized gains on sales of available for sale
         securities                                                                                              8,534
       Other income                                               72,698             41,976             203,835           126,160
                                                         ------------------ ------------------- ----------------- ---------------
           Total other income                                     65,198             31,976             192,369            81,160
                                                         ------------------ ------------------- ----------------- ---------------

  Other Expenses
       Salaries and employee benefits                            675,787            329,412           2,101,397           947,473
       Net occupancy expenses                                    147,772             16,524             247,965            46,402
       Equipment expenses                                         78,697              9,865             230,219            25,701
       Legal and professional fees                                31,188             22,107             108,611           102,922
       Data processing fees                                      127,955             24,569             677,201            73,099
       Other expenses                                            309,379             94,380             819,893           329,369
                                                         ------------------ ------------------- ----------------- ---------------
           Total other expenses                                1,370,778            496,857           4,185,286         1,524,966
                                                         ------------------ ------------------- ----------------- ---------------

  Income Before Income Tax                                     1,093,213            754,847           3,412,401         2,076,885
       Income tax expense                                        394,705            255,867           1,173,887           692,325
                                                         ------------------ ------------------- ----------------- ---------------

  Net Income                                                 $   698,508        $   498,980         $ 2,238,514       $ 1,384,560
                                                         ================== =================== ================= ===============

  Basic Earnings per Share                                   $       .31        $       .25         $      1.00       $       .68
  Diluted Earnings per Share                                         .31                .25                1.00               .68
  Dividends per Share                                                .14                .15                 .37               .45

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)




                                                  Common Stock
                                           ----------------------------                 Unearned
                                             Shares                       Retained        ESOP           Unearned
                                           Outstanding      Amount        Earnings       Shares        Compensation         Total
                                           ------------ --------------- ------------- -------------- ---------------- --------------

Balances, January 1, 2002                   2,100,000     $20,547,581    $15,556,661   $(1,420,777)     $(943,312)      $33,740,153
Net income for the period                                                  2,238,514                                      2,238,514
  Cash dividends ($.37 per share)                                           (840,673)                                      (840,673)
  Shares issued in acquisition, net of        678,897       8,954,487                                                     8,954,487
        cost
  Shares cancelled in acquisition             (20,000)       (257,111)                                                     (257,111)
  Purchase of common  stock                  (384,397)     (4,223,457)    (1,520,210)                                    (5,743,667)
  Amortization of unearned compensation
        expense                                                                                           203,507           203,507
  ESOP shares earned                                           33,528                       73,032                          106,560
                                           ------------ --------------- ------------- -------------- ---------------- --------------
Balances, September 30, 2002                2,374,500     $25,055,028    $15,434,292   $(1,347,745)    $ (739,805)      $38,401,770
                                           ============ =============== ============= ============== ================ ==============


See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                              ---------------- ---------------
                                                                                                   2002             2001
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                              $  2,238,514     $  1,384,560
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   90,000           30,000
         Depreciation and amortization                                                              240,619           27,927
         Investment securities accretion, net                                                        (2,064)          (2,489)
         Gain on sale of investment securities available for sale                                    (8,534)
         Loss on sale of real estate owned                                                           28,834
         Equity in losses of limited partnerships                                                    20,000           45,000
         Amortization of purchase accounting adjustments                                           (680,772)
         Amortization of unearned compensation expense                                              203,507          177,805
         ESOP shares earned                                                                         106,560           99,604
         Net change in:
           Interest receivable                                                                      177,069           94,793
           Interest payable                                                                        (141,693)           2,125
         Other adjustments                                                                          910,169          (24,578)
                                                                                              ---------------- ---------------
                Net cash provided by operating activities                                         3,182,209        1,834,747
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                       94,976
       Investment securities
           Proceeds from sales of investment securities available for sale
           75,613 Proceeds from maturities of securities held to maturity and
           paydowns of mortgage-backed securities                                                   741,690        3,085,486
       Net changes in loans                                                                       8,042,082      (10,388,961)
       Net cash received in acquisition                                                          15,866,825
       Additions to real estate owned                                                               (73,357)
       Proceeds from real estate sales                                                              775,726
       Purchases of property and equipment                                                         (289,708)         (62,977)
       Purchases of Federal Home Loan Bank of Indianapolis stock                                                    (137,000)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) investing activities                              25,233,847       (7,503,452)
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            16,336,976        4,997,774
         Certificates of deposit                                                                (24,209,451)       1,664,984
       Proceeds from borrowings                                                                  20,000,000        9,000,000
       Repayment of borrowings                                                                  (22,311,993)      (8,306,660)
       Cash dividends                                                                              (800,426)        (962,149)
       Repurchase of common stock                                                                (5,743,667)      (3,456,025)
       Net change in advances by borrowers for taxes and insurance                                  215,028          164,049
                                                                                              ---------------- ---------------
                Net cash provided by (used in) financing activities                             (16,513,533)       3,101,973
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                        11,902,523       (2,566,732)

  Cash and Cash Equivalents, Beginning of Period                                                 13,564,902        4,754,686
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                     $ 25,467,425     $  2,187,954
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                           $  6,390,082     $  3,629,118
       Income tax paid                                                                              790,241          786,000


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

The interim consolidated financial statements at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                              Three Months Ended                            Three Months Ended
                                              September 30, 2002                            September 30, 2001
                                              ------------------                            ------------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                    $ 698,508      2,266,123         $ .31         $498,980      1,991,166       $  .25
                                                                  ===========                                ============

Effect of dilutive RRP awards
and stock options                                        427
                                   -------------------------                    ---------------------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                     $ 698,508      2,266,550         $ .31         $498,980      1,991,166       $  .25
                                   ========================================     ========================================


                                               Nine Months Ended                             Nine Months Ended
                                              September 30, 2002                             September 30, 2001
                                              ------------------                             ------------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                  $ 2,238,514      2,237,337        $ 1.00       $1,384,560      2,033,036        $ .68
                                                                  ===========                                 ===========

Effect of dilutive RRP awards
and stock options                                      1,442
                                 ----------------------------                   --------------------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                    $2,238,514      2,238,779        $ 1.00      $ 1,384,560      2,033,036        $ .68
                                 ==========================================     =========================================




Note 3: Other Comprehensive Income

                                                                      Before-Tax           Tax          Net-of-Tax
       For the Nine Months Ended September 30, 2002                     Amount           Expense          Amount
                                                                        ------           -------          ------
         Unrealized gains on securities:
            Unrealized holding gains arising during the year             $8,534         $ (3,380)          $5,154
            Less: reclassification adjustments for gains realized
              in net income                                               8,534           (3,380)           5,154
                                                                    ---------------- ---------------- ----------------
         Other comprehensive income                                      $    0         $      0           $    0
                                                                    ================ ================ ================


There were no items of comprehensive income during the three months ended September 30, 2002. In addition, there were no items of comprehensive income during the three and nine months ended September 30, 2001.


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

                           Three Months Ended           Nine Months Ended
                              September 30,               September 30,
                           2002            2001         2002           2001
                           ----            ----         ----           ----
                              (In thousands, except per share amounts)
    Net Interest Income    $ 2,429       $ 2,411       $ 7,495       $ 7,140
    Net Income                 699           677         1,279         1,989
    Net Income Per Share
             Basic             .31           .26           .57           .74
             Diluted           .31           .26           .57           .74

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

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition, the amount of loans outstanding, certain identified problem loans, and the probability of collecting all amounts due under its loan portfolio.

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

Financial Condition

Total assets increased $129.6 million to $272.0 million at September 30, 2002 primarily due to the acquisition of Montgomery. Net loans increased $108.5 million to $230.2 million at September 30, 2002. During the nine months ended September 30, 2002, net loans of $117.0 million were added as a result of the acquisition while loan payoffs exceeded new loan production, net of other adjustments, by $8.5 million. Cash and cash equivalents increased $11.9 million from December 31, 2001 to September 30, 2002. The increase was primarily due to net cash received in the acquisition offset by cash used for stock repurchases and the outflow of deposits. Premises and equipment increased from $399,000 at December 31, 2001 to $3.0 million at September 30, 2002 also due to the acquisition. The acquisition of Montgomery increased Union Federal's full-service offices from two to seven. Due to the transaction, foreclosed assets and real estate held for development increased from $9,000 at December 31, 2001 to $1.5 million at September 30, 2002. In connection with the acquisition, these properties were marked to market and are currently for sale. Also in connection with the acquisition, Goodwill of $2.3 million and a core deposit intangible of $590,000 was recorded. Goodwill will be reviewed annually for impairment and the core deposit intangible will be amortized over seven years.

Deposits increased by $108.8 million to $190.5 million during the nine months ended September 30, 2002, of which $117.4 million were added as a result of the Montgomery acquisition. Excluding the deposits acquired, deposits decreased approximately $8.6 million with certificates of deposit decreasing approximately $24.9 million and other deposits increasing approximately $16.3 million.

Borrowed funds increased by $15.3 million from December 31, 2001 to September 30, 2002. The acquisition of Montgomery added $17.6 million of borrowed funds.

Shareholders' equity increased $4.7 million to $38.4 million at September 30, 2002. The increase was primarily due to shares issued in the acquisition of Montgomery, net of costs, of $9.0 million; net income for nine months ended September 30, 2002 of $2.2 million; Employee Stock Ownership Plan shares earned of $107,000; and unearned compensation amortization of $204,000. These increases were offset by stock repurchases of $5.7 million, cancellation of shares of Company stock owned by Montgomery of $257,000 and cash dividends of $841,000.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Net income increased $200,000 from $499,000 for the three months ended September 30, 2001 to $699,000 for the three months ended September 30, 2002. The increase in net income was primarily attributable to the acquisition of Montgomery on January 2, 2002 with an increase of $1.2 million in net interest income offset in part by an increase of $874,000 in total other expenses. The return on average assets for the three months ended September 30, 2002 was 1.03% compared to 1.55% for the comparable period in 2001. The return on average equity for the three months ended September 30, 2002 was 7.19% compared to 5.70% for the comparable period in 2001.

For the three months ended September 30, 2002, interest income was $4.5 million as compared to $2.4 million for the three months ended September 30, 2001. Interest income increased primarily due to an increase in average interest-earning assets from $126.6 million for the third quarter of 2001 to $260.2 million for the comparable period in 2002 offset by a decrease in the yield on interest-earning assets from 7.62% during the 2001 period to 6.86% during the 2002 period. For the three months ended September 30, 2002, interest expense was $2.0 million as compared to $1.2 million for the three months ended September 30, 2001. Interest expense increased primarily due to an increase in average interest-bearing liabilities from $92.5 million for the third quarter of 2001 to $226.7 million for the comparable period in 2002 offset by a decrease in the cost of interest-bearing liabilities from 5.15% during the 2001 period to 3.59% during the 2002 period. The decrease in the cost of funds was due to the rate environment during the 2002 period as compared to 2001 and amortization of purchase accounting adjustments totaling $276,000 which decreased interest expense during the three months ended September 30, 2002.

The provision for loan losses for the three months ended September 30, 2002 was $30,000 as compared to no provision for the comparable period in 2001. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other expenses increased from $497,000 for the three months ended September 30, 2001 to $1,371,000 for the comparable period in 2002. Expenses increased primarily due to the growth of the Company through the acquisition of Montgomery.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, net income was $2.2 million, which represents a 61.7% increase in earnings as compared to the nine months ended September 30, 2001. As mentioned previously, the increase in net income was primarily attributable to the acquisition of Montgomery with an increase of $3.9 million in net interest income offset in part by an increase of $2.7 million in total other expenses. The return on average assets for the nine months ended September 30, 2002 was 1.10% compared to 1.45% for the comparable period in 2001. The return on average equity for the nine months ended September 30, 2002 was 7.60% compared to 5.19% for the comparable period in 2001.

For the nine months ended September 30, 2002, interest income was $13.7 million as compared to $7.2 million for the nine months ended September 30, 2001. Interest income increased primarily due to an increase in average interest-earning asset from $124.8 million for the nine months ended September 30, 2001 to $261.0 million for the comparable period in 2002 offset by a decrease in the yield on interest-earning assets from 7.68% during the 2001 period to 7.02% during the 2002 period. For the nine months ended September 30, 2002, interest expense was $6.2 million as compared to $3.6 million for the nine months ended September 30, 2001. Interest expense increased primarily due to an increase in average interest-bearing liabilities from $89.7 million for the nine months ended September 30, 2001 to $226.2 million for the comparable period in 2002 offset by a decrease in the cost of interest-bearing liabilities from 5.40% during the 2001 period to 3.68% during the 2002 period. The decrease in the cost of funds was due to the rate environment during the 2002 period as compared to 2001 and amortization of purchase accounting adjustments totaling $827,000 which decreased interest expense during the nine months ended September 30, 2002.

The provision for loan losses for the three months ended September 30, 2002 was $30,000 as compared to no provision for the comparable period in 2001. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other expenses increased from $497,000 for the three months ended September 30, 2001 to $1,371,000 for the comparable period in 2002. Expenses increased primarily due to the growth of the Company through the acquisition of Montgomery.


Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, net income was $2.2 million, which represents a 61.7% increase in earnings as compared to the nine months ended September 30, 2001. As mentioned previously, the increase in net income was primarily attributable to the acquisition of Montgomery with an increase of $3.9 million in net interest income offset in part by an increase of $2.7 million in total other expenses. The return on average assets for the nine months ended September 30, 2002 was 1.10% compared to 1.45% for the comparable period in 2001. The return on average equity for the nine months ended September 30, 2002 was 7.60% compared to 5.19% for the comparable period in 2001.

For the nine months ended September 30, 2002, interest income was $13.7 million as compared to $7.2 million for the nine months ended September 30, 2001. Interest income increased primarily due to an increase in average interest-earning asset from $124.8 million for the nine months ended September 30, 2001 to $261.0 million for the comparable period in 2002 offset by a decrease in the yield on interest-earning assets from 7.68% during the 2001 period to 7.02% during the 2002 period. For the nine months ended September 30, 2002, interest expense was $6.2 million as compared to $3.6 million for the nine months ended September 30, 2001. Interest expense increased primarily due to an increase in average interest-bearing liabilities from $89.7 million for the nine months ended September 30, 2001 to $226.2 million for the comparable period in 2002 offset by a decrease in the cost of interest-bearing liabilities from 5.40% during the 2001 period to 3.68% during the 2002 period. The decrease in the cost of funds was due to the rate environment during the 2002 period as compared to 2001 and amortization of purchase accounting adjustments totaling $827,000 which decreased interest expense during the nine months ended September 30, 2002.

The provisions for loan losses made for the nine months September 30 2002 was $90,000 as compared to $30,000 for the comparable period in 2001. As mentioned previously, a review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses. The 2002 provision and the allowance for loan losses were considered appropriate, based on size, condition and components of the loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future addition to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

Total other expenses increased from $1.5 million for the nine months ended September 30, 2001 to $4.2 million for the comparable period in 2002. Expenses increased in part due to the growth of the Company through the acquisition of Montgomery and due to a one-time $411,000 termination fee for data processing services charged to expense during the first quarter of 2002.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies in the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $725,000 of loans classified as special mention as of September 30, 2002 and no loans classified as special mention at December 31, 2001. In addition, Union Federal had $3.7 million and $1.6 million of loans classified as substandard at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, $1.3 million of loans were classified as doubtful and no loans were classified as loss. At December 31, 2001, no loans were classified as doubtful or loss. The increase in classified loans was primarily due to the addition of substandard loans from the Montgomery acquisition and $1.3 million of additional substandard loans to a single borrower secured by 12 properties with favorable loan to value ratios. At September 30, 2002, and December 31, 2001, respectively, $3.3 million and $682,000 of the classified loans were non-accrual loans. The allowance for loan losses was $989,000 or .43% of loans at September 30, 2002 as compared to $520,000 or .43% of loans at December 31, 2001.

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

Pursuant to OTS capital regulations in effect at September 30, 2002, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2002, Union Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2002 and 2001, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.


                                             June 30, 2002
                                             -------------
                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
   --------        --------         ---------         --------            ---------          ------
   +300 bp          $31,935          -15,171            -32%                12.10%           -450 bp
   +200 bp           37,198           -9,908            -21                 13.73            -287 bp
   +100 bp           42,152           -4,954            -11                 15.18            -142 bp
      0 bp           47,106                                                 16.60
   -100 bp           47,359              253              1                 16.47            -13 bp
   -200 bp                0                0              0                     0              0
   -300 bp                0                0              0                     0              0





                                             June 30, 2001
                                             -------------
                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change          % Change            NPV Ratio          Change
   --------        --------         ---------         --------            ---------          ------
   +300 bp          $27,880          -8,003              -22%               23.09%           -417 bp
   +200 bp           30,519          -5,364              -15                24.56            -271 bp
   +100 bp           33,289          -2,594               -7                26.00            -126 bp
      0 bp           35,883                                                 27.26
   -100 bp           37,739           1,856                5                28.05             +79 bp
   -200 bp           38,881           2,998                8                28.41            +115 bp
   -300 bp           39,972           4,089               11                28.73            +147 bp

Management believes that at September 30, 2002 and June 30, 2002, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2001.


Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNION COMMUNITY BANCORP

Date:    November 13, 2002               By: /s/ Alan L. Grimble
                                            ------------------------------------
                                            Alan L. Grimble
                                            Chief Executive Officer


Date:    November 13, 2002               By: /s/ J. Lee Walden
                                            ------------------------------------
                                            J. Lee Walden
                                            Chief Financial Officer



                                  CERTIFICATION


I, Alan L. Grimble, certify that:


1.   I have  reviewed  this  quarterly  report on Form  10-Q of Union  Community
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002
                                           /s/ Alan L. Grimble
                                           -------------------------------------
                                           Alan L. Grimble
                                           Chief Executive Officer


                                  CERTIFICATION

I, J. Lee Walden, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of Union  Community
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002
                                             /s/ J. Lee Walden
                                             -----------------------------------
                                             J. Lee Walden
                                             Chief Financial Officer

                                  CERTIFICATION

By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Union Community Bancorp.

Signed this 13th day of November 2002.



/s/ J. Lee Walden                       /s/ Alan L. Grimble
-----------------------------------     ----------------------------------------
J. Lee Walden                           Alan L. Grimble
Chief Financial Officer                 Chief Executive Officer