Form 10-K
period 2002-12-31
UNION COMMUNITY BANCORP
filed 2003-03-28
CIK 1046183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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



                                 (765) 362-2400
               (Registrant's telephone number including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates, as of June 28, 2002, was $29,707,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 26, 2003, was 2,278,000 shares.

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES [ ]   NO [X]


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated into Part II. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 38 pages

                             UNION COMMUNITY BANCORP

                                    Form 10-K

                                      INDEX

                                                                                        Page

FORWARD LOOKING STATEMENT  ........................................................       3

PART I
  Item 1.   Business ..............................................................       3
  Item 2.   Properties.............................................................      30
  Item 3.   Legal Proceedings......................................................      30
  Item 4.   Submission of Matters to a Vote of Security Holders....................      29
  Item 4.5. Executive Officers of the Registrant...................................      30

PART II
  Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters..      31
  Item 6.   Selected Financial Data................................................      31
  Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................      31
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............      31
  Item 8.   Financial Statements and Supplementary Data............................      31
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.................................................      32

PART III
  Item 10.  Directors and Executive Officers of the Registrant.....................      32
  Item 11.  Executive Compensation.................................................      32
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters..........................................      32
  Item 13.  Certain Relationships and Related Transactions.........................      33
  Item 14.  Controls and Procedures................................................      31

PART IV
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......      33

SIGNATURES.........................................................................      34

CERTIFICATIONS.....................................................................      35

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


Item 1. Business

General

     Union Community Bancorp (the "Holding Company") is an Indiana corporation organized in September 1997, to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Union Federal Savings and Loan Association ("Union Federal," and together with the Holding Company, the "Company") in connection with Union Federal's conversion from mutual to stock form. The Holding Company became Union Federal's holding company on December 29, 1997. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of Union Federal.

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

     On January 2, 2002, the Company acquired Montgomery Financial Corporation ("Montgomery"), the holding company of Montgomery Savings, a Federal Association ("Montgomery Savings"), a federally chartered thrift. Montgomery was merged with and into the Company and Montgomery Savings was merged with and into Union Federal. MSA Service Corporation ("MSA"), an Indiana corporation and wholly-owned subsidiary of Montgomery Savings, will continue as a subsidiary of Union Federal. See Consolidated Financial Statements - Note 2.

     Union Federal conducts its business from its main office located in Crawfordsville, Indiana. In addition, Union Federal has two additional branch offices in Crawfordsville and branch offices in Covington, Williamsport and Lafayette, Indiana. Four of the above mentioned branch offices were added in connection with the acquisition of Montgomery.

     Union Federal offers a variety of lending, deposit and other financial services to its retail and commercial customers. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgages on one- to four-family residential real estate. Union Federal's deposits accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Union Federal offers a number of other financial services, which include: (i) residential real estate loans; (ii) multi-family loans, (iii) commercial real estate loans; (iv) construction loans; (v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts; (vii) passbook savings accounts; and
(viii) certificates of deposit.


Lending Activities

     Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 75.0% of its total loan portfolio at December 31, 2002. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 3.3% and 17.4%, respectively, of Union Federal's total loan portfolio at December 31, 2002. Construction loans totaled approximately 1.1% of Union Federal's total loans as of December 31, 2002. Commercial loans totaled approximately 2.9% of Union Federal's total loans as of December 31, 2002. Consumer loans, which consist of personal installment loans and passbook loans, constituted approximately 0.3% of Union Federal's total loan portfolio at December 31, 2002.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                 At December 31,
                                     -------------------------------------------------------------------------
                                             2002                    2001                       2000
                                     --------------------    ---------------------     -----------------------
                                                 Percent                  Percent                     Percent
                                      Amount     of Total     Amount      of Total      Amount        of Total
                                     --------    --------    --------     --------     --------       --------
                                                             (Dollars in thousands)

TYPE OF LOAN
Real estate mortgage loans:
  One- to four-family ...........    $163,890     75.03%     $ 91,796      74.37%      $ 83,012        74.48%
  Multi-family ..................       7,098      3.25         7,095       5.75          8,522         7.65
  Commercial ....................      37,957     17.38        14,777      11.97         12,878        11.55
Real estate construction loans ..       2,429      1.11         2,230       1.80          3,221         2.89
Commercial loans ................       6,433      2.95         7,342       5.95          3,661         3.28
Consumer loans ..................         614      0.28           198        .16            165          .15
                                     --------    ------      --------     ------      ---------       ------
    Gross loans receivable ......    $218,421    100.00%     $123,438     100.00%      $111,459       100.00%
                                     ========    ======      ========     ======       ========       ======

TYPE OF SECURITY
  One- to four-family real estate    $166,144     76.07%     $ 93,275      75.56%      $ 85,100        76.35%
  Multi-family real estate ......       7,098      3.25         7,095       5.75          9,010         8.08
  Commercial real estate ........      38,132     17.46        15,528      12.58         13,523        12.13
  Deposits ......................         104      0.05            35        .03             49          .05
  Other .........................       6,943      3.17         7,505       6.08          3,777         3.39
                                     --------    ------      --------     ------      ---------       ------
    Gross loans receivable ......     218,421    100.00%      123,438     100.00        111,459       100.00
Deduct:
Allowance for loan losses .......       1,030      0.47           520        .43            480          .43
Deferred loan fees (costs) ......        (126)    (0.05)          333        .27            290          .26
Loans in process ................         814      0.37           836        .69          1,184         1.06
                                     --------    ------      --------     ------      ---------       ------
  Net loans receivable ..........    $216,703     99.21%     $121,798        .61%      $109,505        98.25%
                                     ========    ======      ========     ======       ========       ======
Mortgage Loans:
  Adjustable-rate ...............    $ 38,464     18.20%     $ 24,001      20.71%         $  26        24.18%
  Fixed-rate ....................     172,910     81.80        91,897      79.29         81,605        75.82
                                     --------    ------      --------     ------      ---------       ------
    Total .......................    $211,374    100.00%     $115,898     100.00%      $107,633       100.00%
                                     ========    ======      ========     ======       ========       ======

     The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.


                                                                 Due During Years Ending December 31,
                                  Balance       --------------------------------------------------------------------
                                Outstanding at                                 2006      2008      2013      2018
                                 December 31,                                   to        to        to        and
                                    2002          2003     2004      2005      2007      2012      2017    following
                                --------------  -------   -------   -------   -------   -------   -------  ---------
                                                               (In thousands)
Real estate mortgage loans:
 Residential loans ........       $163,890       $1,458    $309      $527     $3,611   $31,130   $57,694   $69,161
  Multi-family loans ......          7,098          536       5        74        249     2,706     2,256     1,272
 Commercial loans .........         37,957        4,303      24       257      1,706     8,411    19,436     3,820
Construction loans ........          2,429        2,429      --        --         --        --        --        --
Commercial loans ..........          6,433        2,650     121       179      2,532       951        --        --
Loans secured by deposits .            104          104      --        --         --        --        --        --
Personal loans ............            510          117     103       113        177        --        --        --
                                  --------       -------   ----    ------     ------   -------   -------   -------
    Total .................       $218,421      $11,597    $562    $1,150     $8,275   $43,198   $79,386   $74,253
                                  ========      =======    ====    ======     ======   =======   =======   =======

     The following table sets forth, as of December 31, 2002, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                       Due After December 31, 2003
                                  ---------------------------------------
                                  Fixed Rates  Variable Rates     Total
                                  -----------  --------------   ---------
                                            (In thousands)
Real estate mortgage loans:
  Residential loans .........       $144,892      $17,540        $162,432
  Multi-family loans.........          3,656        2,906           6,562
  Commercial loans...........         16,613       17,041          33,654
Construction loans...........             --           --              --
Commercial loans.............          1,094        2,689           3,783
Installment loans............             --           --              --
Loans secured by deposits....            393           --             393
                                    --------      -------        --------
    Total....................       $166,648      $40,176        $206,824
                                    ========      =======        ========

     One- to Four-Family Residential Loans. Union Federal's primary lending activity consists of originating one- to four-family residential mortgage loans secured by property located in its primary market area. Union Federal generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the "Loan-to-Value Ratio") exceeds 95%. Union Federal requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%, and factors the cost of such insurance into the annual percentage rate on such loans. Union Federal originates and retains fixed rate loans which provide for the payment of principal and interest over a 15-, 20- or 30-year period.

     Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, however, it requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 2002 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Union Federal's residential ARMs are amortized for terms up to 30 years.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2002, approximately 18.2% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

     At December 31, 2002, approximately $163.9 million, or 75.0% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $2.7 million, or 1.6% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

     Multi-Family Loans. At December 31, 2002, approximately $7.1 million, or 3.2% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as fixed-rate loans with a maximum term of 15 years or as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 30 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 2002 had a balance of approximately $604,000 and was secured by 28 duplexes located in Crawfordsville, Indiana. On the same date, Union Federal had one multi-family loan included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

     Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 2002, Union Federal's largest commercial loan had an outstanding balance of $1.6 million and was secured by a motel in Montgomery County. At December 31, 2002, approximately $38.0 million, or 17.4% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had two loans totaling $245,000 of commercial real estate loans included in non-performing assets.

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

     Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Union Federal provides construction loans only to borrowers who commit to permanent financing on the finished project. At December 31, 2002, approximately $2.4 million, or 1.1% of Union Federal's total loan portfolio, consisted of construction loans. At December 31, 2002, the largest construction loan had an outstanding balance of $37,000, an unused commitment of $206,000, and was secured by a single-family residence in Crawfordsville, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

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

     Commercial Loans. Union Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2002, commercial loans amounted to $6.4 million, or 3.0% of Union Federal's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Union Federal's portfolio, Union Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 2002, none of Union Federal's commercial loans were included in nonperforming assets.

     Consumer Loans. Union Federal's consumer loans, consisting of passbook loans and personal installment loans, aggregated approximately $614,000 at December 31, 2002, or 0.3% of its total loan portfolio. Union Federal's passbook loans are made up to 90% of the deposit account balance and, at December 31, 2002, accrued at a rate of 7.3%. This rate may change but will always be at least 2% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 2002, one of Union Federal's consumer loans totaling $7,000 was included in non-performing assets. See "-- Non-Performing and Problem Assets."

     Origination, Purchase and Sale of Loans. Union Federal historically has originated its mortgage loans pursuant to its own underwriting standards which do not conform with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). In the event that Union Federal begins originating fixed-rate residential mortgage loans for sale to the FHLMC in the secondary market, such loans will be originated in accordance with the guidelines established by the FHLMC and will be sold promptly after they are originated. Union Federal is currently investigating the process to originate loans for sale to the FHLMC.

     Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke, Tippecanoe, Warren and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 2002, Union Federal also had seven loans which it originated, totaling approximately $2.0 million, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

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

     Union Federal generally requires appraisals on all real property securing its loans and requires a title insurance policy or an attorney's opinion and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. Union Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing its interest if the property is in a flood plane. Union Federal also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%, and escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance.

     Union Federal's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

     Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2002, Union Federal held in its loan portfolio participations in mortgage loans aggregating $6.1 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $1.1 million which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 2002 was a $711,000 interest in a loan secured by a nursing home located in Greensburg, Indiana.

     The following table shows Union Federal's loan origination and repayment activity during the periods indicated:

                                                            Year Ended December 31,
                                                       ---------------------------------
                                                          2002        2001       2000
                                                       ---------   ---------   ---------
                                                                (In thousands)

Gross loans receivable at beginning of period ......   $ 123,438   $ 111,459   $ 108,462
Loans originated:
  Real estate mortgage loans:
    One-to-four family loans .......................      41,958      27,980      10,794
    Multi-family loans .............................       1,177           0           0
    Commercial loans ...............................      16,645       3,277       1,753
  Construction loans ...............................       3,607       2,129       2,435
  Commercial loans .................................      10,695      15,748       5,796
  Loans secured by deposits ........................         189          97          18
  Personal installment loans .......................         184         421         110
                                                        --------    --------    --------
    Total originations .............................      74,455      49,652      20,906
Loans acquired in acquisition ......................     117,033          --          --
Purchases (sales) of participation loans, net ......         450         376         375
Reductions:
  Principal loan repayments ........................      96,292      38,049      18,372
  Loans transferred to (from) foreclosed real estate         663           0         (88)
                                                        --------    --------    --------
    Total reductions ...............................      96,955      38,049      18,284
                                                        --------    --------    --------
Total gross loans receivable at end of period ......    $218,421    $123,438    $111,459
                                                        ========    ========    ========


     Union Federal's residential loan originations during the year ended December 31, 2002 totaled $42.0 million, compared to $28.0 million and $10.8 million in the years ended December 31, 2001 and 2000, respectively.

     Origination and Other Fees. Union Federal realizes income from late charges, checking account service charges, and fees for other miscellaneous services. Union Federal currently charges a commitment fee of $250 on all loans. Union Federal also may charge points on a mortgage loan as consideration for a lower interest rate, although it does so infrequently. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.


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

     Non-performing Assets. At December 31, 2002, $3.5 million, or 1.3% of Union Federal's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $691,000, or .5%, of its total assets at December 31, 2001. At December 31, 2002, residential loans accounted for $2.8 million of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $432,000 as of December 31, 2002.

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


                                               At December 31,
                                         ----------------------------
                                          2002       2001       2000
                                         ------     ------     ------
                                          (Dollars in thousands)
Non-performing assets:
  Non-performing loans                   $3,069      $682      $406
  Foreclosed real estate                    432         9         9
                                         ------      ----      ----
    Total non-performing assets          $3,501      $691      $415
                                         ======      ====      ====

Non-performing loans to total loans         1.41%     .55%      .36%

Non-performing assets to total assets       1.30%     .49%      .33%

     Interest income of $40,000, $39,000 and $25,000 was recognized on the non-performing loans summarized above for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income of $328,000, $57,000 and $34,000 would have been recognized under the original terms of these non-performing loans for the years ended December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, Union Federal held loans delinquent from 30 to 89 days totaling approximately $3.7 million. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 2002, 2001 and 2000, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.


                             At December 31, 2002                    At December 31, 2001                At December 31, 2000
                     -------------------------------------- ------------------------------------ -----------------------------------
                          30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days      90 Days or More
                     ------------------- ------------------ ------------------ ----------------- ----------------- -----------------
                               Principal          Principal          Principal         Principal         Principal         Principal
                      Number    Balance  Number    Balance   Number   Balance  Number   Balance  Number   Balance  Number   Balance
                     of Loans  of Loans of Loans  of Loans  of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans
                     --------  -------- --------  --------- -------- -------- -------- -------- -------- -------- -------- ---------
                                                                    (Dollars in thousands)
One- to four-
  family loans.......   51      $2,441     39      $2,686      13      $ 742      5       $194     12     $  632      5       $255
Commercial real
  estate loans.......    3       1,172      2         245       1         83      2        488     --         --      1         18
Multi-family loans...   --          --      1         131       2      1,008     --         --      2        750      1        133
Personal installment
  loans..............    5          73      1           7      --         --     --         --     --         --     --         --
Commercial loans.....    1          31     --          --      --         --     --         --     --         --     --         --
                        --      ------     --      ------      --     ------     --       ----     --     ------     --       ----
    Total............   60      $3,717     43      $3,069      16     $1,833      7       $682     14     $1,382      7       $406
                        ==      ======     ==      ======      ==     ======     ==       ====     ==     ======     ==       ====
Delinquent loans to
  total loans........                                3.13%                                2.06%                               1.63%
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

     At December 31, 2002, the aggregate amount of Union Federal's classified assets and its general and specific loss allowances were as follows:

                                       At December 31, 2002
                                       --------------------
                                          (In thousands)

Substandard assets...........                 $4,419
Doubtful assets..............                    103
Loss assets..................                     --
                                              ------
  Total classified assets....                 $4,522
                                              ======

     Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard and doubtful assets at December 31, 2002, Union Federal had two one- to four-family loans and six commercial real estate loans in the aggregate sum of $139,000 and $1,049,000 respectively, that were performing. The loans were classified as substandard and doubtful as a result of a regulatory examination.


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2002. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.



     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 2002.

                                                            Year Ended December 31,
                                                        ------------------------------
                                                          2002       2001        2000
                                                        -------     -------    -------
                                                             (Dollars in thousands)

Balance at beginning of period ......................   $   520     $   480    $   422
Gross charge-offs - residential loans ...............      (241)         --         (2)
Allowance acquired in acquisition ...................       379          --         --
Provision for losses on loans .......................       372          40         60
                                                        -------     -------    -------
  Balance end of period .............................   $ 1,030     $   520    $   480
                                                        =======     =======    =======
Allowance for loan losses as a percent of total loans
  outstanding .......................................       .47%        .43%       .44%
Ratio of net charge-offs to average loans outstanding       .10%         --         --

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.

                                                              At December 31,
                                          -------------------------------------------------------
                                                2002               2001               2000
                                          ----------------   -----------------   ----------------
                                                  Percent             Percent            Percent
                                                  of loans            of loans           of loans
                                                  in each             in each            in each
                                                  category            category           category
                                                  of total            of total           of total
                                          Amount   loans     Amount    loans     Amount   loans
                                          ------  --------   ------  ---------   ------  --------
                                                              (Dollars in thousands)
Balance at end of period applicable to:
  Real estate mortgage loans:
    Residential .......................   $378      75.03%    $117     74.37%     $102    74.48%
    Commercial ........................    507      17.38      165      5.75       130     7.65
    Multi-family ......................     50       3.25      108     11.97       124    11.55
  Construction loans ..................      1       1.11        4      1.80         4     2.89
  Commercial loans ....................     81       2.95      121      5.95        77     3.28
  Loans secured by deposits  ..........     --       0.05       --       .03        --      .05
  Personal installment loans ..........     12       0.23        5       .13         3      .10
  Unallocated .........................      1         --       --        --        40       --
                                        ------     ------     ----     ------     ----   ------
    Total ............................. $1,030     100.00%    $520     100.00%    $480   100.00%
                                        ======     ======     ====     ======     ====   =======


Investments

     Investments. The Company's investment portfolio generally consists of U.S. Treasury and federal agency securities, mortgaged-backed securities, marketable equity securities, FHLB stock and an investment in Pedcor Investments - 1993 - XVI, L.P. See "--Service Corporation Subsidiary." At December 31, 2002, approximately $5.9 million, or 2.2%, of the Company's total assets consisted of such investments. The Company also had $35.7 million, or 13.3% of its assets, in interest-earning deposits as of that date.

     The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.


                                                                At December 31,
                                           ----------------------------------------------------------
                                                 2002                2001                2000
                                           -----------------   -----------------   ------------------
                                           Amortized  Market   Amortized  Market   Amortized   Market
                                             Cost     Value      Cost     Value      Cost      Value
                                           ---------  ------   ---------  ------   ---------   ------
                                                                 (In thousands)
Investment securities:
Held to maturity:
  Federal agencies......................    $  300   $  308     $  700    $  728     $5,015    $4,945
  Mortgage-backed securities ...........     1,337    1,424      2,148     2,240      2,582     2,637
                                            ------   ------     ------    ------     ------    ------
    Total investment securities
      held to maturity..................     1,637    1,732      2,848     2,968      7,597     7,582
Investment in limited partnership (1)...       837       --        857        --        912        --
FHLB stock (2) .........................     3,424    3,424      1,530     1,530      1,044     1,044
                                            ------              ------               ------
Total investments ......................    $5,898              $5,235               $9,553
                                            ======              ======               ======

----------------------
(1)  Market values are not available
(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities, marketable equity securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.

                                                     Amount at December 31, 2002 which matures in
                                  ------------------------------------------------------------------------------
                                        One Year           One Year           Five Years
                                        or Less         to Five Years        to Ten Years       After Ten Years
                                  ------------------  ------------------  ------------------  ------------------
                                  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average
                                     Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield
                                  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                (Dollars in thousands)
Federal agency securities.......      --       --       $300      8.20%       --        --        --        --


Mortgage-backed Securities

     The  following   table  sets  forth  the  composition  of  Union  Federal's mortgage-backed securities portfolio at the dates indicated.


                                                                                December 31,
                                       ------------------------------------------------------------------------------------------
                                                     2002                           2001                          2000
                                       ----------------------------   ----------------------------   ----------------------------
                                       Amortized   Percent   Market   Amortized   Percent   Market   Amortized   Percent   Market
                                         Cost      of Total   Value     Cost      of Total   Value     Cost      of Total   Value
                                       ---------   --------  ------   ---------   --------  ------   ---------   --------  ------
                                                                               (In thousands)
Governmental National
  Mortgage Corporation .............    $  275       20.6%   $  304    $  477      22.2%    $  533    $  622      24.1%    $  666
Federal Home Loan Mortgage
  Corporation ......................     1,019       76.2     1,077     1,619      75.4      1,657     1,897      73.5      1,911
Federal National Mortgage
  Corporation ......................        38        2.8        38        45       2.1         43        55       2.1         52
Other ..............................         5        0.4         5         7        .3          7         8        .3
                                        ------      -----    ------    ------     -----     ------    ------     -----     ------
   Total mortgage- backed securities    $1,337      100.0%   $1,424    $2,148     100.0%    $2,240    $2,582     100.0%    $2,637
                                        ======      =====    ======    ======     =====     ======    ======     =====     ======

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.


                                                 Amount at December 31, 2002, which matures in
                                        ------------------------------------------------------------------
                                            One Year to            Five Years to           After
                                            Five Years              Ten Years            Ten Years
                                        --------------------  ---------------------   --------------------
                                                    Weighted               Weighted               Weighted
                                        Amortized    Average  Amortized     Average   Amortized    Average
                                           Cost       Yield      Cost        Yield      Cost        Yield
                                        ---------   --------  ---------    --------   ---------   --------
                                                                (Dollars in thousands)
Mortgage-backed securities .........       $178       7.98%      $14        8.94%       $1,145      6.87%


     The   following   table   sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2002, 2001 and 2000.


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
                                                         (In thousands)
Beginning balance............................     $2,148     $2,582     $2,807
Purchases....................................         --         --         --
Repayments...................................       (827)      (437)      (190)
Premium and discount amortization, net.......         16          3        (35)
                                                  ------     ------     ------
Ending balance...............................     $1,337     $2,148     $2,582
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

     Deposits. Union Federal attracts deposits principally from within Montgomery, Fountain, Tippecanoe and Warren Counties through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit and savings accounts. Union Federal does not actively solicit or advertise for deposits outside of the four counties, and substantially all of its depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Union Federal does not pay broker fees for any deposits it receives.

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

     An analysis of the Company's deposit accounts by type, maturity, and rate at December 31, 2002, is as follows:

                                              Minimum    Balance at                  Weighted
                                              Opening   December 31,     % of         Average
Type of Account                               Balance      2002        Deposits        Rate
---------------                              ---------   ----------   ----------     ----------
                                                           (Dollars in thousands)
Withdrawable:
  Fixed rate, passbook accounts ......        $    10     $ 32,414       17.04%         2.44%
  Variable rate, money market ........            500       43,093       22.66          2.59
  NOW accounts .......................            100        6,369        3.35          1.74
  Demand deposits ....................            100        3,850        2.02            --
                                                          --------      ------          ----
    Total withdrawable ...............                      85,726       45.07          2.36
                                                          --------      ------          ----

Certificates (original terms):
  3 months or less ...................          1,000          149        0.08          2.09
  6 months ...........................          1,000        4,597        2.42          2.29
  12 months ..........................          1,000        8,200        4.31          2.77
  18 months ..........................          1,000        9,104        4.79          3.49
  24 months ..........................          1,000        8,968        4.72          4.35
  30 months ..........................          1,000        7,293        3.83          4.58
  36 months ..........................          1,000        6,943        3.65          5.53
  48 months ..........................          1,000        2,543        1.34          4.93
  60 months ..........................          1,000       14,435        7.59          5.61
Jumbo certificates - $100,000 and over        100,000       42,233       22.20          4.07
                                                          --------      ------          ----
Total certificates ...................                     104,465       54.93          4.22
                                                          --------      ------          ----
Total deposits .......................                    $190,191      100.00%         3.38%
                                                          ========      ======          ====


     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                              At December 31, 2002
                                              --------------------
Maturity Period                                   (In thousands)
  Three months or less...........................   $14,424
  Greater than three months through six months...     5,923
  Greater than six months through twelve months..     9,916
  Over twelve months.............................    11,970
                                                    -------
    Total .......................................   $42,233
                                                    =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits that the Company offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                       Deposit Activity
                                ---------------------------------------------------------------------------------------------
                                 Balance               Increase      Balance                Increase     Balance
                                    at                (Decrease)        at                 (Decrease)      at
                                December 31,   % of      from       December 31,  % of        from      December 31,  % of
                                   2002      Deposits    2001          2001      Deposits     2000        2000       Deposits
                                ------------ -------- ----------    ------------ --------  ----------   ------------ --------
                                                                    (Dollars in thousands)
Withdrawable:
  Fixed rate, passbook
    accounts .................    $ 32,414     17.04%  $ 29,130     $ 3,284        4.02%    $  511        $ 2,773       3.81%
  Variable rate, money
    market ...................      43,093     22.66     18,860      24,233       29.66      7,810         16,423      22.557
  NOW accounts ...............       6,369      3.35      3,935       2,434        2.98        747          1,687       2.32
  Demand deposits ............       3,850      2.02      2,817       1,033        1.26       (185)         1,218       1.67
                                  --------    ------   --------     -------      ------     ------        -------     ------
    Total withdrawable .......      85,726     45.07     54,742      30,984       37.92      8,883         22,101      30.35
                                  --------    ------   --------     -------      ------     ------        -------     ------
Certificates (original terms):
  3 months ...................         149      0.08        128          21         .03          9             12        .02
  6 months ...................       4,597      2.42      1,813       2,784        3.41        428          2,356       3.24
  12 months ..................       8,200      4.31      3,516       4,684        5.73        189          4,873       6.69
  18 months ..................       9,104      4.79      5,023       4,081        4.99     (1,708)          7.95
  24 months ..................       8,968      4.72      5,013       3,955        4.84        128          3,827       5.26
  30 months ..................       7,293      3.83        (47)      7,340        8.98     (2,295)         13.23
  36 months ..................       6,943      3.65      2,282       4,661        5.71        140          4,521       6.21
  48 months ..................       2,543      1.34      1,518       1,025        1.26        383            642        .88
  60 months ..................      14,435      7.59      9,640       4,795        5.87       (328)         5,123       7.03
Jumbo certificates ...........      42,233     22.20     24,861      17,372       21.26      3,435         13,937      19.14
                                  --------    ------   --------     -------      ------     ------        -------     ------
Total certificates ...........     104,465     54.93     53,747      50,718       62.08          3         50,715      69.65
                                  --------    ------   --------     -------      ------     ------        -------     ------
Total deposits ...............    $190,191    100.00%  $108,489     $81,702      100.00%    $8,886        $72,816     100.00%
                                  ========    ======   ========     =======      ======     ======        =======     ======

     Total deposits at December 31, 2002 were approximately $190.2 million, compared to approximately $81.7 million at December 31, 2001. Deposits acquired in conjunction with the Montgomery acquisition totaled $117.4 million. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

     Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2002, Union Federal had borrowings in the amount of $39.8 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2011. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $303,000 under a note payable that is not included in the following table. See "--Service Corporation Subsidiary."

     The  following  table  presents  certain  information   relating  to  Union
Federal's borrowings at or for the years ended December 31, 2002, 2001 and 2000.

                                                         At or for the Year
                                                          Ended December 31,
                                                    ---------------------------
                                                      2002     2001      2000
                                                    -------   -------   -------
                                                       (Dollars in thousands)
FHLB Advances:
  Outstanding at end of period ...................  $39,752   $25,406   $14,535
  Average balance outstanding for period .........   40,579    14,143    11,612
  Maximum amount outstanding at any month-end
    during the period ............................   42,875    25,406    14,535
  Weighted average interest rate during the period     4.58%     5.13%     6.42%
  Weighted average interest rate at end of period      5.03      3.35      6.31

Return on Equity and Assets
                                                       2002     2001      2000
                                                     -------   -------   -------
  Return on assets (net income divided by average
    total assets).................................     1.03%    1.44%    1.59%
  Return on equity (net income divided by average
    equity).......................................     7.19     5.38     5.17
  Dividend payout ratio (dividends per share
    divided by net income per share)..............    41.94    64.52    67.24
  Equity to assets ratio (average equity divided
    by average total assets)......................    13.81    26.80    30.77


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

     Union Federal currently has two wholly-owned subsidiaries. MSA Service Corporation ("MSA") engages in real estate development and is currently completing the construction of a seven-unit condominium project located in
Crawfordsville, Indiana. UFS also owns UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operated as a multi-family, low- and moderate-income housing project, is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital.

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

     UFS committed to invest approximately $1.8 million in Pedcor at the inception of the project in November 1993. Through December 31, 2002, UFS had invested cash of approximately $1.5 million in Pedcor with two additional annual capital contributions remaining to be paid in January of each year through January 2004, totaling $303,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor, and Pedcor currently owes Union Federal $268,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

     UFS transfers the tax credits resulting from Pedcor's operation of the Project to Union Federal. These tax credits will be available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize the available tax credits during the carry forward period. Additionally, Pedcor has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor, which at December 31, 2002, was $837,000. As of December 31, 2002, 85% of the units in the Project were occupied, and 100% of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor.

The following summarizes UFS's equity in Pedcor's losses and tax credits recognized in Union Federal's consolidated financial statements.

                                                                                  Year Ended December 31,
                                                                        -----------------------------------------
                                                                         2002             2001              2000
                                                                        ------           ------            ------
                                                                                 (Dollars in thousands)
Investment in Pedcor:
   Net of equity in losses.........................................     $  837           $  857            $  912
                                                                        ======           ======            ======

Equity in losses, net of income tax effect.........................     $  (12)          $  (34)           $  (60)
Tax credit.........................................................        178              178               178
                                                                        ------           ------            ------
Increase in after-tax net income from Pedcor investment............     $  166           $  144            $  118
                                                                        ======           ======            ======

Employees

     As of December 31, 2002, Union Federal employed 54 persons on a full-time basis and 4 part-time employees. None of Union Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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


                                   COMPETITION

     Union Federal originates most of its loans to and accepts most of its deposits from residents of Montgomery, Fountain, Tippecanoe and Warren Counties, Indiana. The home office of the Association is located in Crawfordsville, Montgomery County, Indiana and its branch offices are in Montgomery, Fountain, Tippecanoe and Warren Counties. Union Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain nonbanking consumer lenders that provide similar services in the four county area. In total, there are 27 other financial institutions located in the four county area, including 20 banks, five credit unions and two other savings associations. Union Federal also competes with money market funds with respect to deposit accounts.

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


                                   REGULATION
General

     As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2002, Union Federal's semi-annual assessment was $34,000.

     Union Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Union Federal's securities, and limitations upon other aspects of banking operations. In addition, Union Federal's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.


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

     The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Union Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2002, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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


Federal Home Loan Bank System

     Union Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2002, Union Federal's investment in stock of the FHLB of Indianapolis was $3.4 million. For the fiscal year ended December 31, 2002, the FHLB of Indianapolis paid approximately $208,000 in dividends to Union Federal.

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


Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2002, Union Federal was in compliance with all capital requirements imposed by law.

     The OTS issued a final rule in 1993 which sets forth a methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS delayed the implementation of this rule, however, and in 2002 deleted this interest rate risk component from capital requirements applicable to savings associations. The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.


Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Union Federal's retained net income standard at December 31, 2002, Union Federal would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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


Liquidity

     The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.


Safety and Soundness Standards

     The federal banking agencies have adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, interest rate exposure, asset quality and earnings standards. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.


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


Loans to One Borrower

     Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2002, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.


Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2002, Union Federal was in compliance with its QTL requirement, with approximately 80.4% of its assets invested in QTIs.

     A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).


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


Transactions with Affiliates

     Union Federal is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restrict the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.


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


Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Holding Company anticipates that additional expense will be incurred to comply with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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


Predatory Lending

     The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing "predatory lending." The term "predatory lending" encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following:
(i) making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending"); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board's new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 ("HOEPA"). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower's interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. Union Community is unable at this time to determine the impact that these new regulations, or any similar state predatory lending regulations, may have on its financial condition or results of operation.


USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws. On July 23, 2002, the Treasury Department proposed regulations requiring institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and
(iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.


                                    TAXATION

Federal Taxation

     Historically, savings associations, such as Union Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. [Union Federal will recapture approximately $55,000 over a six-year period that began with the year ended December 31, 1996.] In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions.

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


Item 2. Properties.

     The following table provides certain information with respect to Union Federal's offices as of December 31, 2002:


                                                                                 Net Book
                                                                                 Value of
                                         Year                                    Property,     Approximate
                                       Owned or    Opened or      Total         Furniture &      Square
Description and Address                 Leased     Acquired      Deposits        Fixtures        Footage
-----------------------               ----------   --------     -----------  --------------  --------------
                                                             (Dollars in thousands)
Main Office:
221 East Main Street
Crawfordsville, IN  47933                Owned       1888         $138,222       $1,011         19,100

Mall Office:
1688 Crawfordsville Square Drive
Crawfordsville, IN  47933               Leased       2001         $  2,113       $   65          1,100

Mill Street Office:
816 South Mill Street
Crawfordsville, IN  47933                Owned       2002         $  5,869       $  392          3,200

Covington Office:
417 Liberty Street
Covington, IN  47932                     Owned       2002         $ 13,457       $  410          2,800

Williamsport Office:
118 North Monroe Street
Williamsport, IN  47993                  Owned       2002         $ 22,326       $  274          4,100

Lafayette Office:
50 West 250 South
Lafayette, IN  47909                     Owned       2002         $  8,204       $  850          3,700
---------------------------
(1) Offices acquired in acquisition of Montgomery Savings, A Federal Association.


     Union Federal also owns one building located at 119 East Main Street, Crawfordsville, Indiana, which was acquired in the acquisition of Montgomery Savings, A Federal Association ("Montgomery"). The building contains approximately 16,000 square feet and was previously used by Montgomery as its main office. The net book value of the building is $237,000. The accounting, compliance, audit and a portion of the item processing functions are being housed in this facility. Upon the completion of current remodeling to the 221 East Main Street location, these functions will be moved and allow for the sale or lease of the 119 East Main Street location.

     Union Federal has also contracted for data processing and reporting services from Aurum Technology in Plano, Texas. The cost of these data processing services is approximately $29,500 per month.

     Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $4,200 per month.


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


         Name                   Position with Holding Company
         --------------------   -----------------------------------
         Joseph E. Timmons      Chairman of the Board and President
         Alan L. Grimble        Chief Executive Officer
         J. Lee Walden          Chief Financial Officer
         Denise E. Swearingen   Secretary and Treasurer

     Joseph E. Timmons (age 68) has served as Chairman and President of the Holding Company since 1997 and President of Union Federal since 1974. He has also served as President of UFS Service Corp. since its inception in 1994 and of MSA Service Corp. since its acquisition in 2002. He has been an employee of Union Federal since 1954.

     Alan L. Grimble (age 45) has served as the Chief Executive Officer of the Holding Company and Union Federal since 2002. He has worked for Union Federal since 1998.

     J. Lee Walden (age 55) has served as Chief Financial Officer of the Holding Company and Union Federal since the 2002 acquisition of Montgomery Financial Corp. and Montgomery Savings. He had previously worked for Montgomery Savings since 1984.

     Denise E. Swearingen (age 44) has served as the Holding Company' Secretary and Treasurer since 1997 and as Chief Operations Officer of Union Federal since 2002. She has worked for Union Federal since 1983.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The information required by this item is included in the material under the heading "Shareholder Information" on page 45 of the Holding Company's 2002 Shareholder Annual Report (the "Shareholder Annual Report"), which is incorporated herein by this reference.


Item 6. Selected Financial Data.

     The information required by this item is included in the material under the heading "Selected Consolidated Financial Data of Union Community Bancorp and Subsidiary" on pages 2 and 3 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is included on pages 3 through 19 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

     The information required by this item is included on pages 17 through 19 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 20 through 42 of the Shareholder Annual Report are incorporated herein by this reference. The Holding Company's supplementary financial information required by this item is included on page 17 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to Directors is incorporated by reference to page 5 and pages 8 to 9 of the Holding Company's Proxy Statement for its Annual Shareholder meeting to be held April 16, 2003 (the "2003 Proxy Statement"). The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.


Item 11. Executive Compensation.

     The information required by this item with respect to Directors is incorporated by reference to pages 6 to 8 of the Holding Company's 2003 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item with respect to Directors is incorporated by reference to pages 3 to 4 of the Holding Company's 2003 Proxy Statement.


Equity Compensation Plans

     The following table provides information, as of December 31, 2002, regarding the securities authorized for issuance under the company's equity compensation plan.

                                                                                         Number of Securities
                                         Number of                                      Remaining Available For
                                     Securities To Be          Weighted-Average          Future Issuance Under
                                  Issued Upon Exercise        Exercise Price of        Equity Compensation Plans
                                 of Outstanding Options,     Outstanding Options,        (Excluding Securities
                                   Warrants and Rights        Warrants and Rights       Reflected In Column (a))
Plan Category                               (a)                       (b)                           (c)
--------------------------      ------------------------     --------------------      -------------------------
Equity compensation plans
  approved by security holders:

  Union Community Bancorp
    Stock Option Plan                  165,000                      $14.49                        131,175

  Union Community Bancorp
    Recognition and Retention
    Plan and Trust ("RRP")             121,670 (1)                  $ 0.00  (1)                    32,700   (1)

Equity compensation plans not
  approved by security holders              --                          --                             --
                                       -------                      ------                        -------
            Total                      286,670                      $14.49  (2)                   131,175
                                       =======                      ======                        =======
----------------------------------
(1)  Column (a) includes  22,740 shares granted to management  that have not yet vested. In addition,  66,160 shares granted to management have fully vested and shares have already been issued to management in connection therewith.
(2)  The total in column (b) includes only the  weighted-average  price of stock options,  as the  restricted  shares awarded under the RRP have no exercise price.


Item 13. Certain Relationships and Related Transactions.

     The information required by this item with respect to Directors is incorporated by reference to page 9 of the Holding Company's 2003 Proxy Statement.

Item 14. Controls and Procedures.

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Holding Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Holding Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on its evaluation, the Holding Company's Chief Executive Officer and Chief Financial Officer have concluded that the Holding Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Holding Company's Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Holding Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  List the following documents filed as part of the report:

                                                                               Annual Report
                                                                                  Page No.

          Financial Statements:

          Independent Accountants' Report ........................................   20

          Consolidated Balance Sheets at December 31, 2002 and 2001...............   21

          Consolidated  Statements  of Income for the Years Ended  December  31,
               2002, 2001 and 2000................................................   22

          Consolidated  Statements of  Shareholders'  Equity for the Years Ended
               December 31, 2002, 2001 and 2000...................................   23

          Consolidated Statements of Cash Flows for the Years Ended December 31,
               2002, 2001 and 2000................................................   24

          Notes to Consolidated Financial Statements..............................   25

     (b)  Reports on Form 8-K.

          The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

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

                                     UNION COMMUNITY BANCORP




Date:  March 28  , 2003             By: /s/ Alan L. Grimble
                                        ----------------------------------------
                                        Alan L. Grimble,
                                        Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 2003.


    Signatures                       Title                     Date

(1) Principal Executive Officer:                             )
                                                             )
                                                             )
    /s/ Alan L. Grimble              Chief Executive Officer )
    --------------------------------                         )
     Alan L. Grimble                                         )
                                                             )
                                                             )
(2) Principal Financial and Accounting                       )
    Officer:                                                 )
                                                             )
                                                             )  March 28, 2003
    /s/ J. Lee Walden                Chief Financial Officer )
    --------------------------------                         )
     J. Lee Walden                                           )
                                                             )
                                                             )
                                                             )
(3) The Board of Directors:                                  )
                                                             )
                                                             )
    /s/ Philip L. Boots              Director                )
    --------------------------------                         )
     Philip L. Boots                                         )
                                                             )
                                                             )
    /s/ Marvin L. Burkett            Director                )
    --------------------------------                         )
     Marvin L. Burkett                                       )
                                                             )
                                                             )
    /s/ Mark E. Foster               Director                )
    --------------------------------                         )
     Mark E. Foster                                          )
                                                             )
                                                             )
    /s/ Phillip E. Grush             Director                )
    --------------------------------                         )
     Phillip E. Grush                                        )
                                                             )
                                                             )
    /s/ Samuel H. Hildebrand         Director                )
    --------------------------------                         )
     Samuel H. Hildebrand                                    )
                                                             )
                                                             )
    /s/ John M. Horner               Director                )
    --------------------------------                         )
     John M. Horner                                          )
                                                             )
                                                             )
    /s/ C. Rex Henthorn              Director                ) March 28, 2003
    --------------------------------                         )
     C. Rex Henthorn                                         )
                                                             )
                                                             )
    /s/ Joseph M. Malott             Director                )
    --------------------------------                         )
     Joseph M. Malott                                        )
                                                             )
                                                             )
    /s/ Harry A. Siamas              Director                )
    --------------------------------                         )
     Harry A. Siamas                                         )
                                                             )
                                                             )
    /s/ Joseph E. Timmons            Director                )
    --------------------------------                         )
     Joseph E. Timmons                                       )
                                                             )
                                                             )

                                  CERTIFICATION

I, Alan L. Grimble, certify that:

     1. I have reviewed this annual report on Form 10-K of Union Community Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 28, 2003                   /s/ Alan L. Grimble
                                        ----------------------------------------
                                        Alan L. Grimble
                                        Chief Executive Officer

                                  CERTIFICATION


I, J. Lee Walden, certify that:

     1. I have reviewed this annual report on Form 10-K of Union Community Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                   /s/ J. Lee Walden
                                        ----------------------------------------
                                        J. Lee Walden
                                        Chief Financial Officer

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



Signed this 28th day of March 2003.




/s/ J. Lee Walden                   /s/ Alan L. Grimble
--------------------------------    -------------------------------------
J. Lee Walden                       Alan L. Grimble
Chief Financial Officer             Chief Executive Officer

                                  EXHIBIT INDEX

 Exhibit No.   Description
      3 (1)    Registrant's Articles of Incorporation are incorporated herein by reference to to Exhibit 3(1) to the Registrant's Registration Statement on form S-1 filed with the Commission on September17, 1997 (the "Registration
               Statement")

        (2)    Registrant's Code of By-Laws is incorporated herein by reference to
               Exhibit 3(2) to the Registration Statement

     10 (2)    Union Community Bancorp Stock Option Plan incorporated herein by reference to Exhibit 10(2) to the Registration Statement

        (3)    Union Federal Savings and Loan Association Recognition and Retention
               Plan and Trust incorporated herein by reference to Exhibit 10(3) to the
               Registration Statement

        (4)    Union Community Bancorp Employee Stock Ownership Plan and Trust
               Agreement incorporated herein by reference to Exhibit 10(4) to the Registration Statement

        (5)    Employment Agreement between Union Federal Savings and Loan
               Association and Joseph E. Timmons incorporated herein by reference to
               Exhibit 10(5) to the Registration Statement

        (6)    Exempt Loan and Share Purchase Agreement between Trust under
               Union Community Bancorp Employee Stock Ownership Plan and Trust
               Agreement and Union Community Bancorp incorporated herein by reference to Exhibit 10(6) to the Registration Statement

        (7)    Employment Agreement between Union Federal Savings and Loan
               Association and Alan L. Grimble dated July 1, 2001, and the first amendment thereto dated as of April 17, 2002

        (8)    Employment Agreement between Union Federal Savings and Loan
               Association and J. Lee Walden dated January 2, 2002

     13        2002 Annual Report
     21        Subsidiaries of the Registrant

     23        Consent of Independent Accountants