Form 10-Q
period 2003-03-31
UNION COMMUNITY BANCORP
filed 2003-05-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2003 was 2,278,000.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
                                                                        --------
FORWARD LOOKING STATEMENT                                                      3

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.  Financial Statements                                                  4

           Consolidated Condensed Balance Sheets                               4

           Consolidated Condensed Statements of Income                         5

           Consolidated Condensed Statement of Shareholders' Equity            6

           Consolidated Condensed Statements of Cash Flows                     7

           Notes to Unaudited Consolidated Condensed Financial Statements      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15
Item 2.  Changes in Securities and Use of Proceeds                            15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

CERTIFICATIONS                                                                16

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                                  UNION COMMUNITY BANCORP AND SUBSIDIARY
                                  Consolidated Condensed Balance Sheets

                                                                    March 31,          December 31,
                                                                      2003                 2002
                                                                  -------------       --------------
                                                                   (Unaudited)
Assets
   Cash                                                          $    724,391        $    992,705
   Interest-bearing demand deposits                                50,292,982          35,593,482
                                                                 ------------        ------------
       Cash and cash equivalents                                   51,017,373          36,586,187
   Interest-bearing deposits                                          145,107
   Investment securities
       Available for sale                                           3,005,625
       Held to maturity                                             1,210,903           1,636,513
                                                                 ------------        ------------
            Total investment securities                             4,216,528           1,636,513
   Loans, net of allowance for loan losses of $1,060,000
      and $1,030,000                                              211,270,175         216,703,469
   Premises and equipment                                           3,804,355           3,238,899
   Federal Home Loan Bank stock                                     3,423,600           3,423,600
   Investment in limited partnership                                  846,609             836,609
   Foreclosed assets and real estate held for development, net      1,576,948           1,607,146
   Goodwill 2,392,808                                               2,296,927
   Core deposit intangible                                            463,176             484,820
   Interest receivable                                              1,218,163           1,276,538
   Other assets                                                       869,903           1,080,502
                                                                 ------------        ------------
       Total assets                                              $281,244,745        $269,316,317
                                                                 ============        ============

Liabilities
   Deposits
       Noninterest-bearing                                       $  4,460,841        $  3,849,659
       Interest-bearing                                           197,030,792         186,341,769
                                                                 ------------        ------------
            Total deposits                                        201,491,633         190,191,428
   Federal Home Loan Bank advances                                 39,559,460          39,751,631
   Note payable                                                       131,892             302,892
   Interest payable                                                   484,262             650,182
   Dividends payable                                                  341,700             341,700
   Other liabilities                                                1,638,660             889,967
                                                                 ------------        ------------
       Total liabilities                                          243,647,607         232,127,800
                                                                 ------------        ------------

Commitments and Contingent Liabilities

Shareholders' Equity
   Preferred stock, no par value
       Authorized and unissued - 2,000,000 shares
   Common stock, no-par value
       Authorized - 5,000,000 shares
       Issued and outstanding - 2,278,000 shares                   24,173,686          24,159,185
   Retained earnings                                               15,355,230          15,032,214
   Accumulated other comprehensive income                               3,397
   Unearned employee stock ownership plan (ESOP) shares            (1,299,801)         (1,323,401)
   Unearned recognition and retention plan (RRP) shares              (635,374)           (679,481)
                                                                 ------------        ------------
       Total shareholders' equity                                  37,597,138          37,188,517
                                                                 ------------        ------------
       Total liabilities and shareholders' equity                $281,244,745        $269,316,317
                                                                 ============        ============

See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31
                                                                     -----------------------------
                                                                         2003              2002
                                                                     -----------        -----------
Interest and Dividend Income
   Loans                                                             $4,021,991         $4,452,342
   Investment securities                                                 31,823             48,890
   Dividends on Federal Home Loan Bank stock                             44,000             50,651
   Deposits with financial institutions                                 128,657             68,524
                                                                     ----------         ----------
       Total interest and dividend income                             4,226,471          4,620,407
                                                                     ----------         ----------

Interest Expense
   Deposits                                                           1,468,828          1,695,338
   Federal Home Loan Bank advances                                      452,230            412,062
                                                                     ----------         ----------
       Total interest expense                                         1,921,058          2,107,400
                                                                     ----------         ----------

Net Interest Income                                                   2,305,413          2,513,007
   Provision for loan losses                                             30,000             40,000
                                                                     ----------         ----------
Net Interest Income After Provision for Loan Losses                   2,275,413          2,473,007
                                                                     ----------         ----------

Other Income (Losses)
   Service charges on deposit accounts                                   35,738             32,254
   Equity in gains (losses) of limited partnerships                      10,000             (5,000)
   Net realized gains on sales of available for sale securities                              5,960
   Other income                                                          23,144             43,511
                                                                     ----------         ----------
       Total other income                                                68,882             76,725
                                                                     ----------         ----------

Other Expenses
   Salaries and employee benefits                                       720,284            710,834
   Net occupancy expenses                                                76,002             57,465
   Equipment expenses                                                    79,887             71,487
   Legal and professional fees                                           85,525             40,518
   Data processing fees                                                 101,250            480,041
   Other expenses                                                       279,800            239,984
                                                                     ----------         ----------
       Total other expenses                                           1,342,748          1,600,329
                                                                     ----------         ----------

Income Before Income Tax                                              1,001,547            949,403
   Income tax expense                                                   356,682            302,480
                                                                     ----------         ----------
Net Income                                                           $  644,845         $  646,923
                                                                     ==========         ==========

Basic Earnings per Share                                             $      .31         $      .30

Diluted Earnings per Share                                                  .31                .30

Dividends per Share                                                         .15                .11

See notes to consolidated condensed financial statements.




                                           UNION COMMUNITY BANCORP AND SUBSIDIARY
                                   Consolidated Condensed Statement of Shareholders' Equity
                                            For the Three Months Ended March 31, 2003
                                                            (Unaudited)

                                     Common Stock                               Accumulated
                             ------------------------                              Other      Unearned
                               Shares                 Comprehensive Retained   Comprehensive    ESOP        Unearned
                             Outstanding     Amount        Income   Earnings      Income       Shares     Compensation     Total
                              ---------   -----------     -------- -----------  ----------  ------------   ----------   -----------
Balances, January 1, 2003     2,278,000   $24,159,185              $15,032,214              $(1,323,401)   $(679,481)   $37,188,517
Comprehensive income
  Net income for the period                               $644,865     644,865                                              644,865
    Other comprehensive
      income, net of tax
      Unrealized gains on
        securities                                           3,397                 3,397                                     $3,397
                                                          --------
  Comprehensive income                                    $648,262
                                                          ========
  Cash dividends ($.15 per share)                                     (321,849)                                            (321,849)
  Amortization of unearned
  compensation expense
                                                                                                              44,107         44,107
  ESOP shares earned                           14,501                                            23,600                      38,101
                              -----------------------              ----------------------------------------------------------------
Balances, March 31, 2003      2,278,000   $24,173,686              $15,355,230    $3,397     (1,299,801)   $(635,374)   $37,597,138
                              =======================              ================================================================

See notes to consolidated condensed financial statements.




                                        UNION COMMUNITY BANCORP AND SUBSIDIARY
                                    Consolidated Condensed Statements of Cash Flows
                                                      (Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                              -------------------------------------
                                                                                  2003                      2002
                                                                              ------------              -----------
Operating Activities
   Net income                                                                  $  644,865                $  646,923
   Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                   30,000                    40,000
       Depreciation and amortization                                              106,188                    76,871
       Investment securities accretion, net                                          (216)                     (825)
       Gain on sale of investment securities available for sale                      ----                    (5,960)
       Loss on sale of real estate owned                                           18,435                    10,938
       Equity in losses (gains) of limited partnerships                           (10,000)                    5,000
       Amortization of purchase accounting adjustments                            (84,844)                 (226,668)
       Amortization of unearned compensation expense                               44,107                    85,310
       ESOP shares earned                                                          38,101                    34,713
       Net change in:
          Interest receivable                                                      58,375                    24,255
          Interest payable                                                       (165,920)                 (207,500)
       Other adjustments                                                          701,948                 1,537,446
                                                                              -----------               -----------
            Net cash provided by operating activities                           1,381,039                 2,020,503
                                                                              -----------               -----------

Investing Activities
   Net change in interest-bearing deposits                                           ----                   100,000
   Investment securities
       Purchase of investment securities available for sale                    (3,000,000)
       Proceeds from sales of investment securities available for sale               ----                    51,534
       Proceeds from maturities of securities held to maturity and
         paydowns of mortgage-backed securities                                   425,826                   223,011
   Net changes in loans                                                         5,211,813                   774,316
   Net cash received in acquisition                                                  ----                15,866,825
   Additions to real estate owned                                                 (33,480)                  (34,584)
   Proceeds from real estate sales                                                186,565                    92,812
   Purchases of property and equipment                                           (640,778)                   (4,702)
   Other investing activities                                                     (95,881)                     ----
                                                                              -----------               -----------
            Net cash provided by investing activities                           2,054,065                17,069,212
                                                                              -----------               -----------

Financing Activities
   Net change in
       Interest-bearing demand and savings deposits                            13,785,845                 8,863,199
       Certificates of deposit                                                 (2,405,140)              (16,125,199)
   Proceeds from borrowings                                                          ----                20,000,000
   Repayment of borrowings                                                       (317,890)              (20,311,993)
   Cash dividends                                                                (321,849)                 (292,183)
   Repurchase of common stock                                                        ----                (4,714,000)
   Net change in advances by borrowers for taxes and insurance                    255,116                   330,162
                                                                              -----------               -----------
            Net cash provided by (used in) financing activities                10,996,082               (12,250,014)
                                                                              -----------               -----------

Net Change in Cash and Cash Equivalents                                        14,431,186                 6,839,701

Cash and Cash Equivalents, Beginning of Period                                 36,586,187                13,564,902
                                                                              -----------               -----------
Cash and Cash Equivalents, End of Period                                      $51,017,373               $20,404,603
                                                                              ===========               ===========

Additional Cash Flows Information
   Interest paid                                                              $ 2,086,978               $ 2,314,900
   Income tax paid                                                                   ----                    62,000
   Loans transferred to foreclosed real estate                                    172,188                    60,022

See notes to consolidated condensed financial statements.



                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Union Community Bancorp, an Indiana corporation (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2002 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share
--------------------------

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                                                   Weighted-
   For the Three Months Ended March 31, 2003                        Average          Per Share
                                                     Income         Shares             Amount
                                                    --------       ---------         ---------
     Basic earnings per share
        Income available to common stockholders     $644,864       2,091,330           $0.31

     Effect of dilutive stock options                                 15,280
                                                    -----------------------------------------

     Diluted earnings per share
        Income available to common stockholders
           and assumed conversions                  $644,864       2,106,610           $0.31
                                                    ========================================



                                                                   Weighted-
   For the Three Months Ended March 31, 2002                        Average          Per Share
                                                     Income         Shares             Amount
                                                    --------       ---------         ---------
     Basic earnings per share
        Income available to common stockholders     $646,923       2,166,623           $0.30

     Effect of dilutive stock options                                   ----
                                                    -----------------------------------------

     Diluted earnings per share
        Income available to common stockholders
           and assumed conversions                  $646,923       2,166,623           $0.30
                                                    ========================================

Note 3: Other Comprehensive Income
----------------------------------

         For the Three Months Ended March 31, 2003                       Before-Tax       Tax       Net-of-Tax
                                                                           Amount       Expense       Amount
                                                                         ----------    ---------    ----------
    Unrealized gains on securities:
       Unrealized holding gains arising during the year                    $5,625      $(2,228)       $3,397
       Less: reclassification adjustments for gains realized
          in net income                                                       ---          ---           ---
                                                                         -------------------------------------
    Other comprehensive income                                             $5,625      $(2,228)       $3,397
                                                                         =====================================



         For the Three Months Ended March 31, 2002                       Before-Tax       Tax       Net-of-Tax
                                                                           Amount       Expense       Amount
                                                                         ----------    ---------    ----------
    Unrealized gains on securities:
       Unrealized holding gains arising during the year                    $7,575      $(3,001)       $4,574
       Less: reclassification adjustments for gains realized
          in net income                                                     5,960       (2,361)        3,599
                                                                         -------------------------------------
    Other comprehensive income                                             $1,615      $  (640)       $  975
                                                                         =====================================

Note 4: Stock Options
---------------------

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                               Three Months Ended     Three Months Ended
                                                                 March 31, 2003         March 31, 2002
                                                               ------------------     ------------------

    Net income, as reported                                           $644,845                $646,923
    Less:  Total stock-based employee compensation cost
      determined under the fair value based method, net of
      income taxes
                                                                         9,133                  12,016
                                                                  -------------------------------------

   Pro forma net income                                               $635,712                $634,907
                                                                  =====================================
   Earnings per share:
       Basic - as reported                                                $.31                    $.30
       Basic - pro forma                                                  $.30                    $.29
       Diluted - as reported                                              $.31                    $.30
       Diluted - pro forma                                                $.30                    $.29



Note 5: Effect of Recent Accounting Pronouncements
--------------------------------------------------

The Financial Accounting Standards Board ("FASB") adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This
Statement   amends  FASB   Statement  No.  123,   Accounting   for   Stock-Based
Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The date of implementation for this state statement is not known.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.


Note 6: Reclassifications
-------------------------

Certain reclassifications have been made to the 2002 consolidated condensed financial statements to conform to the March 31, 2003 presentation.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Company acquired Montgomery Financial Corporation
("Montgomery") in a transaction that closed on January 2, 2002. In the transaction, Montgomery was merged with and into the Company, and Montgomery Savings, a federally chartered thrift, was merged with and into Union Federal. Following the merger, MSA Service Corporation ("MSA") became a subsidiary of Union Federal.

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

Union Federal offers a variety of lending, deposit and other financial services to its retail and commercial customers. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Union Federal offers a number of financial services, which include: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans;
(v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts; (vii) passbook savings accounts; and (viii) certificates of deposit.

Union Federal currently owns two subsidiaries, UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor Investments 1993-XVI, L.P. ("Pedcor") and MSA, which is a real estate management and development company. Pedcor is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operates a multi-family, low- and moderate-income housing project, which is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital. At present, MSA owns a tract of land in Crawfordsville, Indiana, which is being developed for the construction of seven condominium units. Union Federal's investment in MSA is excluded from its calculation of regulatory capital.

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


Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 25 through 27 of the Annual Report to Shareholders for the year ended December 31, 2002, which was filed on Form 10-K with the commission on March 28, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of the foreclosed assets and real estate held for development, and the valuation of intangible assets.


Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation includes a review of payment performance, adequacy of collateral and financial condition of all major borrowers. A review of all nonperforming loans and other identified problem loans is performed and the probability of collecting all amounts due thereunder is determined. In addition, changes in the composition of the loan portfolio, the total outstanding loans and past loss experience are reviewed to determine the adequacy of the allowance for loan losses. Current economic and market conditions and potential negative changes to economic conditions are also reviewed in determining possible loan losses. Although it is the intent of management to fully evaluate and estimate the potential effects of economic and market conditions, changes in the conditions are susceptible to significant changes beyond those projected. A worsening or protracted economic decline beyond management's projections would increase the likelihood of additional losses due to the additional credit and market risk and could create the need for additional loss reserves. Foreclosed asset and real estate held for development

Foreclosed assets and real estate held for development are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Reviews of estimated fair value are performed on at least an annual basis. Economic environment, market conditions and the real estate market are continually monitored and decreases in the carried value are written down through current operations when any of these factors indicate a decrease to the market value of the assets. Future worsening or protracted economic conditions and a decline in the real estate market would increase the likelihood of a decline in property values and could create the need for future write downs of the properties held.


Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. A review of the fair value of the Company's goodwill and core deposit intangible was performed in the fourth quarter of 2002 and it was management's opinion that there was no impairment to these intangible assets as of the date of the review.


Financial Condition

Total assets increased $11.9 million to $281.2 million at March 31, 2003 from $269.3 million at December 31, 2002. Net loans decreased $5.4 million to $211.3 million at March 31, 2003. Cash and cash equivalents increased $14.4 million from December 31, 2002 to March 31, 2003. The increase was primarily due to the decrease in loans and an increase in deposits partially offset by an investment of $3.0 million in available for sale securities. Premises and equipment increased $565,000 to $3.8 million at March 31, 2003 primarily due to the cost of the current remodeling of Union Federal's home office. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $463,000 respectively. Goodwill will be reviewed annually for impairment and core deposit intangibles are currently being amortized. Deposits increased by $11.3 million to $201.5 million and borrowed funds decreased by $363,000 during the first quarter of 2003.

Shareholders' equity increased $409,000 to $37.6 million at March 31, 2003. The increase was primarily due to net income for the three months ended March 31, 2003 of $645,000, Employee Stock Ownership Plan shares earned of $38,000, unearned compensation amortization of $44,000 and unrealized gain on available for sale securities of $3,000 offset by cash dividends of $322,000.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

Net income decreased $2,000 from $647,000 for the three months ended March 31, 2002 to $645,000 for the three months ended March 31, 2003. The return on average assets for the three months ended March 31, 2003 was .93% compared to ..94% for the comparable period in 2002. The return on average equity for the three months ended March 31, 2003 was 6.89% compared to 6.47% for the comparable period in 2002.

For the three months ended March 31, 2003, interest income was $4.2 million as compared to $4.6 million for the three months ended March 31, 2002. Interest income decreased primarily due to a decrease in the yield on interest-earing assets from 6.98% during the 2002 period to 6.36% during the 2003 period, which was offset by an increase in average interest-earning asset from $263.3 million at March 31, 2002 to $276.4 million at March 31, 2003. For the three months ended March 31, 2003, interest expense was $1.9 million as compared to $2.1 million for the three months ended March 31, 2002. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.69% during the 2002 period to 3.30% during the 2003 period, which was offset by an increase in average interest-bearing liabilities from $228.7 million at March 31, 2002 to $233.1 million at March 31, 2003. Amortization of purchase accounting adjustments also impacted interest expense during the 2002 and 2003 periods. The amortization of purchase accounting adjustments reduced interest expense by $126,000 in the 2003 period compared to a reduction of $276,000 for the 2002 period.

The provision for loan losses for the three months ended March 31, 2003 was $30,000 as compared to $40,000 for the comparable period in 2002. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other expenses decreased from $1,600,000 for the three months ended March 31, 2002 to $1,343,000 for the comparable period in 2003. Expenses decreased in part due to a one-time $411,000 termination fee for data processing services charged to expense during the first quarter of 2002 offset by the cost of additional services being offered and the growth of the Company.


Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At both March 31, 2003 and December 31, 2002 Union Federal had $7.0 million in classified loans. Union Federal had $3.4 million and $2.7 million in loans classified as special mention as of March 31, 2003 and December 31, 2002 respectively. In addition, Union Federal had $3.5 million and $4.2 million of loans classified as substandard at March 31, 2003 and December 31, 2002, respectively. At both March 31, 2003 and December 31, 2002, $103,000 in loans was classified as doubtful and no loans were classified as loss. At March 31, 2003, and December 31, 2002, respectively, $3.6 million and $3.1 million of the substandard and doubtful loans were non-accrual loans. The allowance for loan losses was $1,060,000 or .50% of loans at March 31, 2003 as compared to $1,030,000 or .47% of loans at December 31, 2002.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2003, Union Federal had liquid assets of $51.1 million and a liquidity ratio of 21.3%.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Presented below, as of December 31, 2002 and 2001, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.


  Union Federal:

                               At December 31, 2002                    At December 31, 2001
                       -----------------------------------     -----------------------------------
  Changes In Rates     $ Change in NPV     % Change in NPV     $ Change in NPV     % Change in NPV
  ----------------     ---------------     ---------------     ---------------     ---------------
      +300 bp             $(9,699)              (22)%              $(7,734)             (31)%
      +200 bp              (5,377)              (12)                (5,185)             (20)
      +100 bp              (1,621)               (4)                (2,507)             (10)
         0 bp                   0                 0                      0                0
      -100 bp                (660)               (2)                 1,424                6

Management believes that at March 31, 2003, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 17-19 of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.


Item 4. Controls and Procedures
-------------------------------

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

          Although the Company and its subsidiaries are involved, from time to time, in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subjejct.


Item 2.   Changes in Securities and Use of Proceeds

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to Vote of Security Holders.

          No matter was submitted to a vote of the Company's shareholders during the first quarter of 2003.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit 99.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the first quarter of 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNION COMMUNITY BANCORP


Date:         May 12, 2003                  By: /s/ Alan L. Grimble
                                            ------------------------------------
                                            Alan L. Grimble
                                            Chief Executive Officer



Date:         May 12, 2003                  By: /s/ J. Lee Walden
                                            ------------------------------------
                                            J. Lee Walden
                                            Chief Financial Officer

                                 CERTIFICATIONS


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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: May 12, 2003
                                              /s/ Alan L. Grimble
                                              ----------------------------------
                                              Alan L. Grimble
                                              Chief Executive Officer

                                 CERTIFICATIONS

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Dated: May 12, 2003
                                              /s/ J. Lee Walden
                                              ----------------------------------
                                              J. Lee Walden
                                              Chief Financial Officer