Form 10-Q
period 2003-06-30
UNION COMMUNITY BANCORP
filed 2003-08-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2003 was 2,100,000.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.   FINANCIAL INFORMATION                                              4

Item 1.   Financial Statements                                               4

              Consolidated Condensed Balance Sheets                          4

              Consolidated Condensed Statements of Income                    5

              Consolidated Condensed Statement of Shareholders' Equity       6

              Consolidated Condensed Statements of Cash Flows                7

              Notes to Unaudited Consolidated Condensed Financial Statements 8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         14

Item 4.   Controls and Procedures                                            14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15
Item 2.   Changes in Securities and Use of Proceeds                          15
Item 3.   Defaults Upon Senior Securities                                    15
Item 4.   Submission of Matters to a Vote of Security Holders                15
Item 5.   Other Information                                                  15
Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

CERTIFICATIONS                                                               17

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                         June 30,               December 31,
                                                                                           2003                     2002
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                       $          670,028       $         992,705
       Interest-bearing demand deposits                                                   37,295,429              35,593,482
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                      37,965,457              36,586,187
       Interest-bearing deposits                                                             145,107                 145,107
       Investment securities
              Available for sale                                                           5,006,250                    ----
              Held to maturity                                                               759,372               1,636,513
                                                                                  ------------------------ -------------------------
                       Total investment securities                                         5,765,622               1,636,513
       Loans, net of allowance for loan losses of $1,097,787 and $1,030,000              209,646,063             216,703,469
       Premises and equipment                                                              4,628,011               3,238,899
       Federal Home Loan Bank stock                                                        3,468,900               3,423,600
       Investment in limited partnership                                                     846,609                 836,609
       Foreclosed assets and real estate held for development, net                         1,464,163               1,607,146
       Goodwill                                                                            2,392,808               2,296,927
       Core deposit intangible                                                               441,532                 484,820
       Interest receivable                                                                 1,208,379               1,276,538
       Other assets                                                                        6,032,666               1,080,502
                                                                                  ------------------------ -------------------------
           Total assets                                                               $  274,005,317          $  269,316,317
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                     $       3,691,567        $      3,849,659
           Interest-bearing                                                              193,532,436             186,341,769
                                                                                  ------------------------ -------------------------
                Total deposits                                                           197,224,003             190,191,428
       Federal Home Loan Bank advances                                                    39,514,178              39,751,631
       Note payable                                                                          131,892                 302,892
       Interest payable                                                                      491,998                 650,182
       Dividends payable                                                                     315,000                 341,700
       Other liabilities                                                                   1,379,581                 889,967
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             239,056,652             232,127,800
                                                                                  ======================== =========================
  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,100,000 and 2,278,000 shares                        22,361,852              24,159,185
       Retained earnings                                                                  14,439,199              15,032,214
       Accumulated other comprehensive income                                                  4,270                   ----
       Unearned employee stock ownership plan (ESOP) shares                               (1,276,200)            (1,323,401)
       Unearned recognition and retention plan (RRP) shares                                 (580,456)              (679,481)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     34,948,665              37,188,517
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                $   274,005,317          $  269,316,317
                                                                                  ======================== =========================

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30                              June 30
                                                            ------------------ ------------------- ----------------- ---------------
                                                                   2003               2002               2003              2002
                                                            ------------------ ------------------- ----------------- ---------------
  Interest and Dividend Income
       Loans                                                   $  3,723,641       $  4,421,951        $  7,745,632      $ 8,873,844
       Investment securities                                         47,748             77,665              79,571          154,045
       Dividends on Federal Home Loan Bank stock                     47,477             53,347              91,476          103,998
       Deposits with financial institutions                         133,330            105,807             261,987          146,840
                                                            ------------------ ------------------- ----------------- ---------------
           Total interest and dividend income                     3,952,196          4,658,770            8,178,666       9,278,727
                                                            ------------------ ------------------- ----------------- ---------------

  Interest Expense
       Deposits                                                   1,327,926          1,615,994           2,796,754        3,311,332
       Federal Home Loan Bank advances                              456,898            488,808             909,128          900,870
                                                            ------------------ ------------------- ----------------- ---------------
           Total interest expense                                 1,784,824          2,104,802           3,705,882        4,212,202
                                                            ------------------ ------------------- ----------------- ---------------

  Net Interest Income                                             2,167,372          2,553,968           4,472,784        5,066,525
       Provision for loan losses                                     30,000             20,000              60,000           60,000
                                                            ------------------ ------------------- ----------------- ---------------
  Net Interest Income After Provision for Loan Losses             2,137,372          2,533,968           4,412,784        5,006,525
                                                            ------------------ ------------------- ----------------- ---------------

  Other Income (Losses)
       Service charges on deposit accounts                           35,345             39,822              71,083           72,076
       Equity in income (losses) of limited partnerships                ---             (7,500)             10,000          (12,500)
       Net realized gains on sales of available for sale
  securities                                                            ---              2,574                 ---            8,534
       Other income                                                  49,151             15,100              72,295           59,061
                                                            ------------------ ------------------- ----------------- ---------------
           Total other income                                        84,496             49,996             153,378          127,171
                                                            ------------------ ------------------- ----------------- ---------------

  Other Expenses
       Salaries and employee benefits                               759,072            714,776           1,479,355        1,425,610
       Net occupancy expenses                                        70,655             42,728             146,657          100,183
       Equipment expenses                                            78,305             80,035             158,192          151,522
       Legal and professional fees                                   88,551             68,462             174,076          108,981
       Data processing fees                                         102,988             69,205             204,237          549,246
       Other expenses                                               294,496            238,973             574,297          478,966
                                                            ------------------ ------------------- ----------------- ---------------
           Total other expenses                                   1,394,067          1,214,179           2,736,814        2,814,508
                                                            ------------------ ------------------- ----------------- ---------------

  Income Before Income Tax                                          827,801          1,369,785           1,829,348        2,319,188
       Income tax expense                                           276,817            476,702             633,500          779,182
                                                            ------------------ ------------------- ----------------- ---------------

  Net Income                                                  $     550,984      $     893,083        $  1,195,848      $ 1,540,006
                                                            ================== =================== ================= ===============

  Basic Earnings per Share                                           $  .28             $  .39              $  .59            $  .69
  Diluted Earnings per Share                                            .28                .39                 .58               .69
  Dividends per Share                                                   .15                .12                 .30               .23

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)



                                                                                  Accumulated
                                     Common Stock                                   Other         Unearned
                                -----------------------
                                  Shares                Comprehensive  Retained   Comprehensive    ESOP      Unearned
                                Outstanding   Amount       Income      Earnings      Income       Shares   Compensation     Total
                                ----------- ----------- -------------- ---------- ------------- ---------- ------------- -----------

Balances, January 1, 2003        2,278,000   $24,159,185             $15,032,214              $(1,323,401)  $(679,481)  $37,188,517
Comprehensive income
  Net income for the period                               $1,195,848   1,195,848                                          1,195,848
    Other comprehensive
       income, net of tax
       Unrealized gains on                                     4,270               $ 4,270                                    4,270
        securities
                                                          ----------
  Comprehensive income                                    $1,200,118
                                                          ==========
  Cash dividends ($.15 per                                              (616,997)                                          (616,997)
        share)
  Purchase of common stock         178,000    (1,828,434)             (1,171,866)                                        (3,000,300)
  Amortization of unearned
        compensation expense                                                                                   99,025        99,025
  ESOP shares earned                              31,101                                           47,201                    78,302
                                ----------- -------------            ----------- ------------ ------------ ------------- -----------
Balances, June 30, 2003          2,100,000   $22,361,852             $14,439,199   $ 4,270    $(1,276,200)  $(580,456)   34,948,665
                                =========== =============            =========== ============ ============ ============= ===========



See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              ---------------- ---------------
                                                                                                   2003             2002
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                              $  1,195,848     $  1,540,006
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   67,787           60,000
         Depreciation and amortization                                                              162,152          158,550
         Investment securities accretion, net                                                          (432)          (1,649)
         Gain on sale of investment securities available for sale                                       ---           (8,534)
         Loss on sale of real estate owned                                                           14,045           22,399
         Equity in losses of limited partnerships                                                   (10,000)          12,500
         Amortization of purchase accounting adjustments                                           (169,689)        (453,847)
         Amortization of unearned compensation expense                                               99,025          145,633
         ESOP shares earned                                                                          78,302           70,986
         Net change in:
           Interest receivable                                                                       68,159          154,426
           Interest payable                                                                        (158,184)        (194,788)
         Other adjustments                                                                       (4,951,785)         934,322
                                                                                              ---------------- ---------------
                Net cash provided by (used in) operating activities                              (3,604,772)       2,440,004
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                          ---           94,976
       Investment securities
           Purchase of investment securities available for sale                                  (8,000,000)
           Proceeds from sales of investment securities available for sale                              ---           75,613
           Proceeds from maturities of securities held to maturity and paydowns
                of mortgage-backed securities                                                     3,877,573          353,976
       Net changes in loans                                                                       6,800,243        4,328,598
       Net cash received in acquisition                                                                 ---       15,866,825
       Additions to real estate owned                                                              (124,138)         (42,923)
       Proceeds from real estate sales                                                              389,657          356,769
       Purchases of property and equipment                                                       (1,537,055)        (155,070)
       Other investing activities                                                                   (95,881)            ----

                                                                                              ---------------- ---------------
                Net cash provided by investing activities                                         1,310,399       20,878,764
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            13,278,109       12,030,961
         Certificates of deposit                                                                 (6,084,534)     (24,264,383)
       Proceeds from borrowings                                                                        ----       20,000,000
       Repayment of borrowings                                                                     (317,890)     (20,311,993)
       Cash dividends                                                                              (616,997)        (545,383)
       Repurchase of common stock                                                                (3,000,300)      (4,875,570)
       Net change in advances by borrowers for taxes and insurance                                  415,255            9,377
                                                                                              ---------------- ---------------
                Net cash provided by (used in) financing activities                               3,673,643      (17,956,991)
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                         1,379,270        5,361,777

  Cash and Cash Equivalents, Beginning of Period                                                 36,586,187       13,564,902
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                    $  37,965,457    $  18,926,679
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                          $   3,864,066    $   4,406,990
       Income tax paid                                                                              696,913          455,991
       Loans transferred to foreclosed real estate                                                  150,790          184,399

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

The interim consolidated financial statements at June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                           Three Months Ended
                                                 June 30, 2003                                June 30, 2002
                                                 -------------                                -------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                        $550,984    1,973,814         $ .28          $893,083   2,278,959          $ .39
                                                                  ===========                                =============

Effect of dilutive RRP awards
and stock options                                       23,577                                      3,900
                                   -------------- ---------------                 ------------ -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                        $ 550,984    1,997,391         $ .28         $ 893,083   2,282,859          $ .39
                                   ============== =============== ===========     ============ ============= =============



                                               Six Months Ended                               Six Months Ended
                                                 June 30, 2003                                 June 30, 2002
                                                 -------------                                 -------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                     $ 1,195,848    2,032,240         $ .59        $ 1,540,006   2,222,956          $ .69
                                                                  ===========                                 =============

Effect of dilutive RRP awards
and stock options                                       19,381                                       1,950
                                   -------------- ---------------                 ------------- -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                      $ 1,195,848    2,051,621         $ .58        $ 1,540,006   2,224,906          $ .69
                                   ============== =============== ===========     ============= ============= =============

Note 4: Stock Options

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

                                                                        Three Months Ended June      Three Months Ended
                                                                                30, 2003               June 30, 2002
                                                                        -----------------------------------------------------

            Net income, as reported                                           $   550,984                  $ 893,083
            Less:  Total stock-based employee compensation cost
               determined under the fair value based method, net of
               income taxes                                                         9,133                     12,016
                                                                        -----------------------------------------------------
            Pro forma net income                                              $   541,851                  $ 881,067
                                                                        =====================================================

            Earnings per share:

                Basic - as reported                                           $       .28                  $     .39

                Basic - pro forma                                             $       .27                  $     .39

                Diluted - as reported                                         $       .28                  $     .39

                Diluted - pro forma                                           $       .27                  $     .39

                                                                            Six Months Ended          Six Months Ended
                                                                             June 30, 2003             June 30, 2002
                                                                        -----------------------------------------------------
            Net income, as reported                                           $ 1,195,848                  $1,540,006
            Less:  Total stock-based employee compensation cost
               determined under the fair value based method, net of
               income taxes                                                        18,267                      24,032
                                                                        -----------------------------------------------------
            Pro forma net income                                              $ 1,177,581                  $1,515,974
                                                                        =====================================================
            Earnings per share:

                Basic - as reported                                           $       .59                  $      .69

                Basic - pro forma                                             $       .58                  $      .68

                Diluted - as reported                                         $       .58                  $      .69

                Diluted - pro forma                                           $       .57                  $      .68


Note 5: Effect of Recent Accounting Pronouncements

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

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The date of implementation for this proposed statement is not known.

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

Note 6: Reclassifications

Certain reclassifications have been made to the 2002 consolidated condensed financial statements to conform to the June 30, 2003 presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Company acquired Montgomery Financial Corporation
("Montgomery") in a transaction that closed on January 2, 2002. In the transaction, Montgomery was merged with and into the Company, and Montgomery Savings, a federally chartered thrift, was merged with and into Union Federal. Following the merger, MSA Service Corp ("MSA") became a subsidiary of Union Federal.

Union Federal was organized as a state-chartered savings and loan association in 1913. Union Federal conducts its business from its main office located in Crawfordsville, Indiana. In addition, Union Federal has two branch offices in Crawfordsville and branch offices in Covington, Williamsport and Lafayette, Indiana. Four of the above mentioned branch offices were added in connection with the acquisition of Montgomery.

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

Union Federal currently owns two subsidiaries, UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor Investments 1993-XVI, L.P. ("Pedcor") and MSA, which is a real estate management and development company. Pedcor is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor Investments LLC. The Project, operated as a multi-family, low- and moderate-income housing project, which is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital. At present, MSA owns a tract of land in Crawfordsville, Indiana, which is being developed for the construction of seven condominium units. Union Federal's investment in MSA is excluded from its calculation of regulatory capital.

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

Foreclosed assets and real estate held for development

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

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. A review of the fair value of the Company's goodwill and core deposit intangible was performed in the fourth quarter of 2002 and it was management's opinion that there was no impairment of these intangible assets as of the date of the review.

Financial Condition

Total assets increased $4.7 million to $274.0 million at June 30, 2003 from $269.3 million at December 31, 2002. Net loans decreased $7.1 million to $209.6 million at June 30, 2003. Cash and cash equivalents increased $1.4 million from December 31, 2002 to June 30, 2003. Investment securities increased $4.1 million from $1.6 million at December 31, 2002 to $5.7 million at June 30, 2003. This increase was due to an increase in available for sale investments of $5.0 million and a decrease in held to maturity investments $877,000 in payments on mortgage-backed securities. Premises and equipment increased $1.4 million to $4.6 million at June 30, 2003 primarily due to the cost of the current remodeling of Union Federal's home office. Real estate owned and held for investment decreased $143,000 to $1.5 million at June 30, 2003. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $442,000 respectively. Goodwill will be reviewed annually for impairment and core deposit intangibles are currently being amortized. Other assets increased from $1.1 million at December 31, 2002 to $6.0 million at June 30, 2003. This increase is primarily due to a $5.0 million purchase of bank owned life insurance.

Total liabilities increased $6.9 million from $232.1 million at December 31, 2002 to $239.0 million at June 30, 2003. Deposits increased by $7.0 million to $197.2 million during the six months ended June 30, 2003 primarily accounting for the change in total liabilities.

Shareholders' equity decreased $2.2 million to $34.9 million at June 30, 2003. The decrease was primarily due to repurchase of 178,000 shares of common stock at a total cost of $3.0 million, or an average cost of $16.86 per share, and the payment of cash dividends in the amount of $617,000 partially offset by net income of $1.2 million, Employee Stock Ownership Plan shares earned of $78,000 and unearned compensation amortization of $99,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002

Net income decreased $342,000 from $893,000 for the three months ended June 30, 2002 to $551,000 for the three months ended June 30, 2003. The return on average assets for the three months ended June 30, 2003 was .79% compared to 1.32% for the comparable period in 2002. The return on average equity for the three months ended June 30, 2003 was 6.02% compared to 9.25% for the comparable period in 2002.

For the three months ended June 30, 2003, interest income was $4.0 million as compared to $4.7 million for the three months ended June 30, 2002. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 7.22% during the 2002 period to 5.96% during the 2003 period, which was partially offset by an increase in average interest-earning asset from $256.2 million at June 30, 2002 to $265.2 million at June 30, 2003. For the three months ended June 30, 2003, interest expense was $1.8 million as compared to $2.1 million for the three months ended June 30, 2002. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.72% during the 2002 period to 3.02% during the 2003 period, which was offset by an increase in average interest-bearing liabilities from $226.8 million at June 30, 2002 to $236.5 million at June 30, 2003. Amortization of purchase accounting adjustments also impacted interest expense during the 2002 and 2003 periods. The amortization of purchase accounting adjustments reduced interest expense by $126,000 in the 2003 period compared to a reduction of $276,000 for the 2002 period.

The provision for loan losses for the three months ended June 30, 2003 was $30,000 as compared to $20,000 for the comparable period in 2002. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $35,000 from $50,000 for the three months ended June 30, 2002 to $85,000 for the 2003 comparable period. Total other expenses increased $180,000 from $1,214,000 for the three months ended June 30, 2002 to $1,394,000 for the comparable period in 2003. Salaries and employee benefits increased $44,000 during the comparable three-month periods primarily due to an increase in expense in funding the defined benefit pension plan in the amount of $19,000, an increase of $16,000 in employee insurance expense and an $8,000 increase in employee compensation. Net occupancy expense increased $28,000 during the comparable periods primarily due to general increases in expenses and the loss of office rental income due to the Montgomery acquisition. Legal and professional fees increased $20,000 to $89,000 for the three-months ended June 30, 2003. This increase was due to an increase in legal fees of $6,000 and an increase in consulting fees of $31,000 primarily due to the use of consultants for daily monitoring of information technology service and needs, this being partially offset by a decrease in audit and accounting expense in the amount of $17,000. Data processing expense increased $34,000 for the comparative periods due to an increase in services provided by the service bureau. Other expenses increased $55,000 from $239,000 for the three months ended June 30, 2002 to $294,000 for the 2003 comparable period. The two major increases in other expenses was an increase in advertising expense of $35,000 and an increase in directors compensation of $11,000.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Net income decreased $344,000 from $1,540,000 for the six months ended June 30, 2002 to $1,196,000 for the six months ended June 30, 2003. The return on average assets for the six months ended June 30, 2003 was .86% compared to 1.13% for the comparable period in 2002. The return on average equity for the six months ended June 30, 2003 was 6.46% compared to 7.84% for the comparable six-month period in 2002.

For the six months ended June 30, 2003, interest income was $8.2 million as compared to $9.3 million for the six months ended June 30, 2002. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 7.10% during the 2002 period to 6.16% during the 2003 period, which was partially offset by an increase in average interest-earning asset from $261.4 million at June 30, 2002 to $265.6 million at June 30, 2003. For the six months ended June 30, 2003, interest expense was $3.7 million as compared to $4.2 million for the six months ended June 30, 2002. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.73% during the 2002 period to 3.16% during the 2003 period, which was offset by an increase in average interest-bearing liabilities from $225.6 million at June 30, 2002 to $234.8 million at June 30, 2003. Amortization of purchase accounting adjustments also impacted interest expense during the 2002 and 2003 periods. The amortization of purchase accounting adjustments reduced interest expense by $252,000 in the 2003 period compared to a reduction of $552,000 for the 2002 period.

The provision for loan losses for both six-month periods was $60,000. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $26,000 from $127,000 for the six months ended June 30, 2002 to $153,000 for the 2003 comparable period. Total other expenses decreased $78,000 from $2,815,000 for the six months ended June 30, 2002 to $2,737,000 for the comparable period in 2003. Salaries and employee benefits increased $54,000 during the comparable six-month periods primarily due to an increase in expense in funding the defined benefit pension plan in the amount of $49,000, an increase of $25,000 in employee insurance expense and a $21,000 increase in employee compensation partially offset by a decrease in unearned compensation expense of $47,000. Net occupancy expense increased $47,000 during the comparable periods primarily due to general increases in expenses and the loss of office rental income due to the Montgomery acquisition. Legal and professional fees increased $65,000 to $174,000 for the six-months ended June 30, 2003. This increase was due to an increase in legal fees of $6,000 and an increase in consulting fees of $66,000 primarily due to the use of consultants for daily monitoring of information technology service and needs this being partially offset by a decrease in audit and accounting expense in the amount of $7,000. Data processing expense decreased $345,000 for the comparative periods due to a one-time terminations fee for data processing services charged to expense during the 2002 comparative period offset by the cost of additional services being offered. Other expenses increased $96,000 from $479,000 for the six months ended June 30, 2002 to $575,000 for the 2003 comparable period. The three major increases in other expenses was an increase in advertising expense of $45,000, an increase in directors compensation of $21,000 and an increase in real estate owned expense of $15,000.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At June 30, 2003 Union Federal had $6.6 million in classified assets as compared to $7.0 million at December 31, 2002. Union Federal had $2.9 million and $2.7 million in loans classified as special mention as of June 30, 2003 and December 31, 2002 respectively. In addition, Union Federal had $3.4 million and $4.2 million of loans classified as substandard at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002 Union Federal had $214,000 and $103,000, respectively, in loans classified as doubtful and no loans were classified as loss at either period end. At June 30, 2003, and December 31, 2002, respectively, $3.6 million and $3.1 million of the substandard and doubtful loans were non-accrual loans. The allowance for loan losses was $1,098,000 or .52% of loans at June 30, 2003 as compared to $1,030,000 or .47% of loans at December 31, 2002.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2003, Union Federal had liquid assets of $38.2 million and a liquidity ratio of 15.7%.

Off-balance Sheet Arrangements

As of the date of this Report, Union Federal does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Union Federal's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with Union Federal is a party under which Union Federal has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2003 and 2002, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

        Union Federal:

                                     At March 31, 2003                         At March 31, 2002
                                     -----------------                         -----------------
          Changes In Rates       $ Change in NPV      % Change in NPV      $ Change in NPV      % Change in NPV
          ----------------       ---------------      ---------------      ---------------      ---------------
            +300 bp                $ (9,982)                (22)%            $ (16,375)               (37)%
            +200 bp                  (5,577)                (13)               (10,659)               (24)
            +100 bp                  (1,841)                 (4)                (5,035)               (11)
               0 bp                       0                   0                      0                  0
            -100 bp                    (612)                 (1)                 3,078                  7

Management believes that at June 30, 2003 and March 31, 2003, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 17-19 of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

              On April 16, 2003, Union Community Bancorp held its Annual Meeting of Shareholders. Four directors were elected to terms expiring in 2006 by the following votes:

              C. Rex Henthorn           For: 1,823,930    Withheld: 240,901
              Samuel H. Hildebrand      For: 1,877,689    Withheld: 187,142
              Joseph M. Malott          For: 1,877,862    Withheld: 186,969
              Harry A. Siamas           For: 1,966,176    Withheld:   98,655

              The terms of office of the following directors of Union Community Bancorp continued after the Annual Shareholder Meeting:

              Name                               Term Expires In
              ----                               ---------------
              Philip L. Boots                         2004
              Mark E. Foster                          2004
              John M. Horner                          2004
              Marvin L. Burkett                       2005
              Phillip E. Grush                        2005
              Joseph E. Timmons                       2005

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

          (a) Exhibits

               31(1)Certification  required by 17 C.F.R.  Section  240.13a-14(a)

               31(1) Certification  required by 17 C.F.R. Section  240.13a-14(a)

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

               1. Earnings release for the quarter ended March 31, 2003 filed on April 22, 2003.

               2.   Press  release   announcing  the  completion  of  the  stock
                    repurchase program that began on March 25, 2003 filed on May 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LINCOLN BANCORP

Date: August 13, 2003                By: /s/ Alan L. Grimble
                                        ---------------------------------------
                                        T. Tim Unger
                                        President and Chief Executive Officer


Date: August 13, 2003                By: /s/ John M. Baer
                                        -------------------------------
                                        John M. Baer
                                        Treasurer