Form 10-Q/A
period 2003-06-30
UNION COMMUNITY BANCORP
filed 2003-08-15
CIK 1046183

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNION COMMUNITY BANCORP

Date: August 13, 2003                By: /s/ Alan L. Grimble
                                        ---------------------------------------
                                        Alan L. Grimble
                                        Chief Executive Officer


Date: August 13, 2003                By: /s/ J. Lee Walden
                                        ---------------------------------------
                                        J. Lee Walden
                                        Chief Financial Officer