Form 10-Q
period 2003-09-30
UNION COMMUNITY BANCORP
filed 2003-11-07
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2003 was 2,100,000.

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


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              UNION COMMUNITY BANCORP AND SUBSIDIARY
                                               Consolidated Condensed Balance Sheets

                                                                                       September 30,            December 31,
                                                                                           2003                     2002
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                       $          848,116       $         992,705
       Interest-bearing demand deposits                                                   16,228,707              35,593,482
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                      17,076,823              36,586,187
       Interest-bearing deposits                                                             145,107                 145,107
       Investment securities
              Available for sale                                                           5,944,688                    ----
              Held to maturity                                                               574,507               1,636,513
                                                                                  ------------------------ -------------------------
                Total investment securities                                                6,519,195               1,636,513
       Loans, net of allowance for loan losses of $1,161,000 and $1,030,000              222,151,832             216,703,469
       Premises and equipment                                                              4,502,390               3,238,899
       Federal Home Loan Bank stock                                                        3,512,000               3,423,600
       Investment in limited partnership                                                   2,246,609                 836,609
       Foreclosed assets and real estate held for development, net                         1,319,961               1,607,146
       Goodwill                                                                            2,392,808               2,296,927
       Core deposit intangible                                                               419,889                 484,820
       Interest receivable                                                                 1,262,305               1,276,538
       Other assets                                                                        6,028,988               1,080,502
                                                                                  ------------------------ -------------------------

           Total assets                                                               $  267,577,907          $  269,316,317
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                     $       3,839,582        $      3,849,659
           Interest-bearing                                                              187,841,052             186,341,769
                                                                                  ------------------------ -------------------------
                Total deposits                                                           191,680,634             190,191,428
       Federal Home Loan Bank advances                                                    37,868,897              39,751,631
       Note payable                                                                          131,892                 302,892
       Interest payable                                                                      526,241                 650,182
       Dividends payable                                                                     315,000                 341,700
       Other liabilities                                                                   1,724,334                 889,967
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             232,246,998             232,127,800
                                                                                  ------------------------ -------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,100,000 and 2,278,000 shares                        22,378,130              24,159,185
       Retained earnings                                                                  14,812,032              15,032,214
       Accumulated other comprehensive income                                                (33,403)                  ----
       Unearned employee stock ownership plan (ESOP) shares                               (1,252,599)             (1,323,401)
       Unearned recognition and retention plan (RRP) shares                                 (573,251)               (679,481)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     35,330,909              37,188,517
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                $   267,577,907          $  269,316,317
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


                                          UNION COMMUNITY BANCORP AND SUBSIDIARY
                                        Consolidated Condensed Statements of Income
                                                          (Unaudited)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30                         September 30
                                                            ------------------ ------------------- ----------------- ---------------
                                                                   2003               2002               2003              2002
                                                            ------------------ ------------------- ----------------- ---------------
  Interest and Dividend Income
       Loans                                                   $  3,658,487       $  4,285,779        $ 11,404,119     $ 13,159,623
       Investment securities                                         59,989             43,455             139,560          197,500
       Dividends on Federal Home Loan Bank stock                     40,112             53,933             131,589          157,931
       Deposits with financial institutions                          64,301             81,813             326,287          228,653
                                                            ------------------ ------------------- ----------------- ---------------
           Total interest and dividend income                     3,822,889          4,464,980          12,001,555       13,743,707
                                                            ------------------ ------------------- ----------------- ---------------

  Interest Expense
       Deposits                                                   1,201,281          1,554,617           3,998,035         4,865,949
       Federal Home Loan Bank advances                              468,063            481,570           1,377,191         1,382,440
                                                            ------------------ ------------------- ----------------- ---------------
           Total interest expense                                 1,669,344          2,036,187           5,375,226         6,248,389
                                                            ------------------ ------------------- ----------------- ---------------

  Net Interest Income                                             2,153,545          2,428,793           6,626,329         7,495,318
       Provision for loan losses                                    118,431             30,000             178,431            90,000
                                                            ------------------ ------------------- ----------------- ---------------
  Net Interest Income After Provision for Loan Losses             2,035,114          2,398,793           6,447,898         7,405,318
                                                            ------------------ ------------------- ----------------- ---------------

  Other Income (Losses)
       Service charges on deposit accounts                           36,758             43,579             107,841          115,656
       Equity in income (losses) of limited partnerships                ---             (7,500)             10,000          (20,000)
       Net realized gains on sales of available for sale
         securities                                                     ---                ---                 ---            8,534
       Other income                                                  95,794             29,119             168,089           88,179
                                                            ------------------ ------------------- ----------------- ---------------
           Total other income                                       132,552             65,198             285,930          192,369
                                                            ------------------ ------------------- ----------------- ---------------

  Other Expenses
       Salaries and employee benefits                               563,792            675,787           2,043,147        2,101,397
       Net occupancy expenses                                        73,526            147,772             220,183          247,964
       Equipment expenses                                            80,604             78,697             238,797          230,219
       Legal and professional fees                                   66,768             72,772             240,844          181,753
       Data processing fees                                          93,924            127,955             298,161          677,201
       Other expenses                                               286,770            267,795             861,066          746,752
                                                            ------------------ ------------------- ----------------- ---------------
           Total other expenses                                   1,165,384          1,370,778           3,902,198        4,185,286
                                                            ------------------ ------------------- ----------------- ---------------

  Income Before Income Tax                                        1,002,282          1,093,213           2,831,630        3,412,401
       Income tax expense                                           334,300            394,705             967,800        1,173,887
                                                            ------------------ ------------------- ----------------- ---------------

  Net Income                                                  $     667,982      $     698,508        $  1,863,830     $  2,238,514
                                                            ================== =================== ================= ===============

  Basic Earnings per Share                                           $  .35             $  .31              $  .93          $  1.00
  Diluted Earnings per Share                                            .34                .31                 .92             1.00
  Dividends per Share                                                   .15                .14                 .45              .37

  See notes to consolidated condensed financial statements.


                                          UNION COMMUNITY BANCORP AND SUBSIDIARY
                                 Consolidated Condensed Statement of Shareholders' Equity
                                       For the Nine Months Ended September 30, 2003
                                                       (Unaudited)


                                  Common Stock                                  Accumulated
                             -----------------------                              Other       Unearned
                               Shares                Comprehensive  Retained   Comprehensive    ESOP        Unearned
                             Outstanding   Amount       Income      Earnings      Income       Shares     Compensation      Total
                             ----------- ----------- -------------- ---------- ------------- ------------ ------------- ------------
Balances, January 1, 2003     2,278,000  $24,159,185              $15,032,214                $(1,323,401)   $(679,481)  $37,188,517
Comprehensive income
 Net income for the period                            $1,863,830    1,863,830                                             1,863,830
  Other comprehensive
   income, net of tax
   Unrealized gains on
    securities                                           (33,403)               $(33,403)                                   (33,403)
                                                      -----------
Comprehensive income                                  $1,830,427
                                                      ===========
 Cash dividends ($.15 per                                            (912,146)                                             (912,146)
  share)
 Purchase of common stock       178,000   (1,828,434)              (1,171,866)                                           (3,000,300)
 Amortization of unearned
  compensation expense                                                                                        106,230       106,230
 ESOP shares earned                           47,379                                              70,802                    118,181
                             ----------- ------------             -----------   ----------   ------------ ------------- ------------
Balances, September 30, 2003  2,100,000  $22,378,130              $14,812,032   $(34,403)    $(1,252,599)   $(573,251)   $35,330,909
                             =========== ============             ===========   ==========   ============ ============= ============



See notes to consolidated condensed financial statements.

                                         UNION COMMUNITY BANCORP AND SUBSIDIARY
                                    Consolidated Condensed Statements of Cash Flows
                                                       (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              ---------------- ---------------
                                                                                                   2003             2002
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                              $  1,863,830     $  2,238,514
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                  178,431           90,000
         Depreciation and amortization                                                              241,847          240,619
         Investment securities accretion, net                                                          (647)          (2,064)
         Gain on sale of investment securities available for sale                                       ---           (8,534)
         Loss on sale of real estate owned                                                           10,196           28,834
         Equity in losses (income) of limited partnerships                                          (10,000)          20,000
         Amortization of purchase accounting adjustments                                           (254,534)        (680,772)
         Amortization of unearned compensation expense                                              106,230          203,507
         ESOP shares earned                                                                         118,181          106,560
         Net change in:
           Interest receivable                                                                       14,233          177,069
           Interest payable                                                                        (123,941)        (141,693)
         Other adjustments                                                                       (4,794,667)         910,169
                                                                                              ---------------- ---------------
                Net cash provided by (used in) operating activities                              (2,650,841)       3,182,209
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                          ---           94,976
       Investment securities
           Purchase of investment securities available for sale                                  (9,000,000)
           Proceeds from sales of investment securities available for sale                        3,000,000           75,613
           Proceeds from maturities of securities held to maturity and paydowns of mortgage-
              backed securities                                                                   1,062,653          741,690
       Investment in limited partnership                                                         (1,400,000)             ---
       Net changes in loans                                                                      (5,860,787)       8,042,082
       Net cash received in acquisition                                                                 ---       15,866,825
       Additions to real estate owned                                                              (134,134)         (73,357)
       Proceeds from real estate sales                                                              565,923          775,726
       Purchases of property and equipment                                                       (1,484,024)        (289,708)
       Other investing activities                                                                   (95,881)            ----
                                                                                              ---------------- ---------------
                Net cash provided by (used in) investing activities                             (13,346,250)      25,233,847
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            13,217,963       16,336,976
         Certificates of deposit                                                                (11,487,257)     (24,209,451)
       Proceeds from borrowings                                                                   1,400,000       20,000,000
       Repayment of borrowings                                                                   (3,317,890)     (22,311,993)
       Cash dividends                                                                              (912,146)        (800,426)
       Repurchase of common stock                                                                (3,000,300)      (5,743,667)
       Net change in advances by borrowers for taxes and insurance                                  587,357          215,028
                                                                                              ---------------- ---------------
                Net cash provided by (used in) financing activities                               3,512,273      (16,513,533)
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                       (19,509,364)      11,902,523

  Cash and Cash Equivalents, Beginning of Period                                                 36,586,187       13,564,902
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                    $  17,076,823    $  25,467,425
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                          $   5,499,167   $    6,390,082
       Income tax paid                                                                              915,230          790,241
       Loans transferred to foreclosed real estate                                                  176,114             ----

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

The interim consolidated financial statements at September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                            Three Months Ended
                                              September 30, 2003                            September 30, 2002
                                              ------------------                            ------------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                        $667,982    1,933,290         $ .35          $698,508   2,266,123          $ .31
                                                                  ===========                                =============

Effect of dilutive RRP awards
and stock options                                      20,930                                         427
                                   -------------- ---------------                 ------------ -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                         $667,982    1,954,220         $ .34          $698,508   2,266,550          $ .31
                                   ============== =============== ===========     ============ ============= =============



                                               Nine Months Ended                             Nine Months Ended
                                              September 30, 2003                             September 30, 2002
                                              ------------------                             ------------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                     $ 1,863,830    1,998,826         $ .93        $ 2,238,514   2,237,337         $ 1.00
                                                                  ===========                                 =============

Effect of dilutive RRP awards
and stock options                                      19,897                                        1,442
                                   -------------- ---------------                 ------------- -------------

Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                      $ 1,863,830    2,018,723         $ .92        $ 2,238,514   2,238,779          $1.00
                                   ============== =============== ===========     ============= ============= =============

Note 3: Stock Options

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


                                                                   Three Months Ended     Three Months Ended
                                                                   September 30, 2003     September 30, 2002
                                                                --------------------------------------------
    Net income, as reported                                          $667,982                 $698,508
    Less:  Total stock-based employee compensation cost
       determined under the fair value based method, net of
       income taxes                                                     9,133                   12,016
                                                                --------------------------------------------

    Pro forma net income                                             $658,849                 $686,492
                                                                ============================================

    Earnings per share:
        Basic - as reported                                          $    .35                 $    .31
        Basic - pro forma                                            $    .34                 $    .30
        Diluted - as reported                                        $    .34                 $    .31
        Diluted - pro forma                                          $    .34                 $    .30


                                                                   Nine Months Ended      Nine Months Ended
                                                                   September 30, 2003     September 30, 2002
                                                                --------------------------------------------


    Net income, as reported                                        $1,863,830               $2,238,514
    Less:  Total stock-based employee compensation cost
       determined under the fair value based method, net of
       income taxes                                                    27,400                   36,048
                                                                --------------------------------------------

    Pro forma net income                                           $1,836,430               $2,202,466
                                                                ============================================

    Earnings per share:
        Basic - as reported                                          $    .93                 $   1.69
        Basic - pro forma                                            $    .92                 $    .98
        Diluted - as reported                                        $    .92                 $   1.00
        Diluted - pro forma                                          $    .91                 $    .98


Note 4: Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This
Statement   amends  SFAS   Statement  No.  123,   Accounting   for   Stock-Based
Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

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

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The expensing of stock options is expected to become mandatory in 2005.

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


Note 5: Reclassifications

Certain reclassifications have been made to the 2002 consolidated condensed financial statements to conform to the September 30, 2003 presentation.


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


Financial Condition

Total assets decreased $1.7 million to $267.6 million at September 30, 2003 from $269.3 million at December 31, 2002. Net loans increased $5.4 million to $222.2 million at September 30, 2003. Cash and cash equivalents decreased $19.5 million from $36.6 million at December 31, 2002 to $17.1 million at September 30, 2003. This decrease was primarily used to reduce excess liquidity for use in funding loan growth, investments in available for sale securities, reducing borrowings and the purchase of bank owned life insurance. Investment securities increased $4.9 million from $1.6 million at December 31, 2002 to $6.5 million at September 30, 2003. This increase was due to the investment of short-term liquidity in available for sale investments of $5.9 million and a decrease in held to maturity investments of $1.0 million consisting of the maturity of one investment and payments on mortgage-backed securities. Premises and equipment increased $1.3 million to $4.5 million at September 30, 2003 primarily due to the cost of the current remodeling of Union Federal's home office. The investment in limited partnerships increased $1.4 million primarily due to an investment by Union Federal with Pedcor Investments-2003-LIX, L.P., an Indiana limited partnership that was established to organize, build, own, operate and lease a 128-unit residential rental community in Hamilton, Butler County, Ohio, known as Knollwood Crossing II. Knollwood Crossing II will be operated as a multi-family, low- and moderate-income housing project. Real estate owned and held for investment decreased $287,000 to $1.3 million at September 30, 2003. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $420,000 respectively. Goodwill will be reviewed annually for impairment and core deposit intangibles are currently being amortized. Other assets increased from $1.1 million at December 31, 2002 to $6.0 million at September 30, 2003. This increase is primarily due to a $5.0 million purchase of bank owned life insurance.

Total liabilities increased $119,000 to $232.2 million at September 30, 2003. Deposits increased by $1.5 million to $191.7 million during the nine months ended September 30, 2003 while net borrowings decreased $2.1 million from $40.1 million at December 31, 2002 to $38.0 million at September 30, 2003.

Shareholders' equity decreased $1.9 million to $35.3 million at September 30, 2003. The decrease was primarily due to the repurchase of 178,000 shares of common stock at a total cost of $3.0 million, or an average cost of $16.86 per share, and the payment of cash dividends in the amount of $912,000 and was partially offset by net income of $1.9 million, Employee Stock Ownership Plan shares earnings of $118,000 and unearned compensation amortization of $106,000.


Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Net income decreased $31,000 from $699,000 for the three months ended September 30, 2002 to $668,000 for the three months ended September 30, 2003. The return on average assets for the three months ended September 30, 2003 was .99% compared to 1.03% for the comparable period in 2002. The return on average equity for the three months ended September 30, 2003 was 7.59% compared to 7.19% for the comparable period in 2002.

For the three months ended September 30, 2003, interest income was $3.8 million as compared to $4.5 million for the three months ended September 30, 2002. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 6.86% during the 2002 period to 6.02% during the 2003 period and a decrease in average interest-earning asset from $260.2 million at September 30, 2002 to $254.1 million at September 30, 2003. For the three months ended September 30, 2003, interest expense was $1.7 million as compared to $2.0 million for the three months ended September 30, 2002. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.59% during the 2002 period to 2.91% during the 2003 period, which was offset by an increase in average interest-bearing liabilities from $226.7 million at September 30, 2002 to $229.6 million at September 30, 2003. Amortization of purchase accounting adjustments also impacted interest expense during the 2002 and 2003 periods. The amortization of purchase accounting adjustments reduced interest expense by $126,000 in the 2003 period compared to a reduction of $276,000 for the 2002 period.

The provision for loan losses for the three months ended September 30, 2003 was $118,000 as compared to $30,000 for the comparable period in 2002. The increase was primarily due to a one-time loan charge-off in the amount of $55,000 and an increase in the general allowance of $63,000 due to the loan portfolio growth primarily in nonresidential mortgage loans. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $67,000 from $65,000 for the three months ended September 30, 2002 to $132,000 for the 2003 comparable period. The increase was primarily due to the increase in cash value on bank owned life insurance in the amount of $62,000 for the 2003 period. The Company did not own any bank owned life insurance during the 2002 period. Total other expenses decreased approximately $206,000 from $1,371,000 for the three months ended September 30, 2002 to $1,165,000 for the comparable period in 2003. Salaries and employee benefits decreased $112,000 during the comparable three-month periods primarily due to a decrease of $51,000 in recognition and retention plan expense and the booking of deferred loan fee compensation expense in the amount of $145,000 in connection with FASB 91 offset by an increase in expense in funding the defined benefit pension plan in the amount of $21,000, an increase of $20,000 in employee insurance expense and an $38,000 increase in employee compensation. Net occupancy expense decreased $74,000 during the comparable periods primarily due to a decrease in real estate tax expense of $72,000 caused by a one time adjustment to accrual for real estate taxes during the 2002 period. Legal and professional fees decreased $6,000 to $67,000 for the three-months ended September 30, 2003. Data processing expense decreased $34,000 for the comparative periods due to one-time costs during the 2002 period for the expansion of services provided by the service bureau. Other expenses increased $19,000 from $268,000 for the three months ended September 30, 2002 to $287,000 for the 2003 comparable period. The two major increases in other expenses were an increase in advertising expense of $23,000 and an increase in directors' compensation of $11,000 partially offset by a reduction in charitable contributions of $16,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net  income  decreased  $375,000  from  $2,239,000  for the  nine  months  ended
September 30, 2002 to $1,864,000 for the nine months ended September 30, 2003. The return on average assets for the nine months ended September 30, 2003 was ..90% compared to 1.10% for the comparable period in 2002. The return on average equity for the nine months ended September 30, 2003 was 6.83% compared to 7.60% for the comparable nine-month period in 2002.

For the nine months ended September 30, 2003, interest income was $12.0 million as compared to $13.7 million for the nine months ended September 30, 2002. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 7.02% during the 2002 period to 6.11% during the 2003 period. Average interest-earning assets were $261.0 million for the
September 30, 2002 nine-month period compared to $261.7 million for the September 30, 2003 nine-month period. For the nine months ended September 30, 2003, interest expense was $5.4 million as compared to $6.2 million for the nine months ended September 30, 2002. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.68% during the 2002 period to 3.08% during the 2003 period, which was partially offset by an increase in average interest-bearing liabilities from $226.2 million at September 30, 2002 to $233.0 million at September 30, 2003. Amortization of purchase accounting adjustments also impacted interest expense during the 2002 and 2003 periods. The amortization of purchase accounting adjustments reduced interest expense by $377,000 in the 2003 period compared to a reduction of $827,000 for the 2002 period.

The provision for loan losses was $178,000 for the nine months ended September 30, 2003 compared to $90,000 for the nine months ended September 30, 2002. The increase was primarily due to a one-time charge off of $55,000 and an increase due to loan growth as determined by the quarterly reviews. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $94,000 from $192,000 for the nine months ended September 30, 2002 to $286,000 for the 2003 comparable period. This increase was primarily due to the increase in cash value of bank owned life insurance in the amount of $86,000. The Company did not have bank owned life insurance during the 2002 comparable period. Total other expenses decreased $283,000 from $4,185,000 for the nine months ended September 30, 2002 to $3,902,000 for the comparable period in 2003. Salaries and employee benefits decreased $58,000 and net occupancy expense decreased $28,000 during the comparable periods. Legal and professional fees increased $59,000 to $241,000 for the nine-months ended September 30, 2003. This increase was due to an increase in consulting fees of $67,000 primarily due to the use of consultants for daily monitoring of information technology services and needs, this being partially offset by a decrease in audit and accounting expense in the amount of $7,000. Data processing expense decreased $379,000 for the comparative periods due to a one-time terminations fee in the amount of $411,000 for data processing services charged to expense during the 2002 comparative period offset by the cost of additional services being offered. Other expenses increased $114,000 from $747,000 for the nine months ended September 30, 2002 to $861,000 for the 2003 comparable period. The three major increases in other expenses were an increase in advertising expense of $68,000, an increase in directors' compensation of $32,000 and an increase in real estate owned expense of $19,000.


Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At September 30, 2003 Union Federal had $5.8 million in classified assets as compared to $7.0 million at December 31, 2002. Union Federal had $1.4 million and $2.7 million in loans classified as special mention as of September 30, 2003 and December 31, 2002 respectively. In addition, Union Federal had $3.4 million and $4.2 million of loans classified as substandard at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002 Union Federal had $773,000 and $103,000, respectively, in loans classified as doubtful and no loans were classified as loss at either period end. At September 30, 2003, and December 31, 2002, respectively, $4.2 million and $3.1 million of the substandard and doubtful loans were non-accrual loans. The allowance for loan losses was $1,161,000 or .52% of loans at September 30, 2003 as compared to $1,030,000 or .47% of loans at December 31, 2002.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 2003, Union Federal had liquid assets of $17.4 million and a liquidity ratio of 7.4%.


Off-balance Sheet Arrangements

As of the date of this Report, Union Federal does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Union Federal's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with Union Federal is a party under which Union Federal has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; of (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2003 and 2002, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.


     Union Federal:
                                     At June 30, 2003                          At June 30, 2002
                                     ----------------                          ----------------
     Changes In Rates       $ Change in NPV      % Change in NPV      $ Change in NPV      % Change in NPV
     ----------------       ---------------      ---------------      ---------------      ---------------
         +300 bp               $ (9,416)              (24)%              $ (15,171)             (32)%
         +200 bp                 (5,313)              (14)                  (9,908)             (21)
         +100 bp                 (1,703)               (4)                  (4,954)             (11)
            0 bp                      0                 0                        0                0
         -100 bp                   (747)               (2)                     253                1


Management believes that at September 30, 2003 and June 30, 2003, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 17-19 of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.


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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)
              31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)
              32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             1. Earnings release for the quarter ended June 30, 2003 filed on
                July 25, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UNION COMMUNITY BANCORP


Date:         November 7, 2003                  By: /s/ Alan L. Grimble
                                                --------------------------------
                                                Alan L. Grimble
                                                Chief Executive Officer


Date:         November 7, 2003                  By: /s/ J. Lee Walden
                                                --------------------------------
                                                J. Lee Walden
                                                Chief Financial Officer