Form 10-K
period 2003-12-31
UNION COMMUNITY BANCORP
filed 2004-03-29
CIK 1046183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES _X_    NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES ___   NO _X_

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates, as of June 30, 2003, was $29,340,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 26, 2004, was 2,100,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated into Part II. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 35 pages

                             UNION COMMUNITY BANCORP

                                    Form 10-K

                                      INDEX

                                                                                          Page
                                                                                          ----

FORWARD LOOKING STATEMENT .........................................................         3

PART I
   Item 1.    Business ............................................................         3
   Item 2.    Properties ..........................................................        29
   Item 3.    Legal Proceedings ...................................................        30
   Item 4.    Submission of Matters to a Vote of Security Holders .................        30
   Item 4.5   Executive Officers of the Registrant.................................        30

PART II

   Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters        30
   Item 6.    Selected Financial Data .............................................        30
   Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations .............................................        30
   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ..........        30
   Item 8.    Financial Statements and Supplementary Data .........................        31
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ..............................................        31
   Item 9A.   Controls and Procedures .............................................        31

PART III

   Item 10.   Directors and Executive Officers of the Registrant ..................        31
   Item 11.   Executive Compensation ..............................................        32
   Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters .......................................        32
   Item 13.   Certain Relationships and Related Transactions ......................        32
   Item 14.   Principal Accountant Fees and Services ..............................        32

PART IV

   Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....        33

SIGNATURES                                                                                 34

EXHIBITS                                                                                  E-1


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


Item 1. Business

General

     Union Community Bancorp (the "Holding Company") is an Indiana corporation organized in September 1997 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Union Federal Savings and Loan Association ("Union Federal," and together with the Holding Company, the "Company") in connection with Union Federal's conversion from mutual to stock form. The Holding Company became Union Federal's holding company on December 29, 1997. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par
value  per  share,   of  Union  Federal.

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

     Union Federal offers a variety of lending, deposit and other financial services to its retail and commercial customers. Union Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgages on one- to four-family residential real estate. Union Federal's deposits accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Union Federal offers a number of other financial services, which include: (i) residential real estate loans; (ii) multi-family loans, (iii) commercial real estate loans; (iv) construction loans; (v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts; (vii) savings accounts; and (viii) certificates of deposit.

Lending Activities

     Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 69.0% of its total loan portfolio at December 31, 2003. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 5.4% and 18.7%, respectively, of Union Federal's total loan portfolio at December 31, 2003. Construction loans totaled approximately 2.1% of Union Federal's total loans as of December 31, 2003. Commercial loans totaled approximately 4.5% of Union Federal's total loans as of December 31, 2003. Consumer loans, which consist of personal installment loans and savings account loans, constituted approximately 0.4% of Union Federal's total loan portfolio at December 31, 2003.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.




                                                                         At December 31,
                                            -----------------------------------------------------------------------------------
                                                      2003                          2002                         2001
                                            -----------------------        ----------------------        ----------------------
                                                           Percent                        Percent                      Percent
                                              Amount       of Total         Amount       of Total         Amount       of Total
                                            ---------      --------        --------      --------        --------      --------
                                                                           (Dollars in thousands)

TYPE OF LOAN
Real estate mortgage loans:
         One- to four-family ...........     $154,297        68.97%        $163,890        75.03%       $  91,796       74.37%
         Multi-family ..................       11,982         5.36            7,098         3.25            7,095        5.75
         Commercial ....................       41,884        18.72           37,957        17.38           14,777       11.97
Real estate construction loans .........        4,740         2.12            2,429         1.11            2,230        1.80
Commercial loans .......................        9,992         4.47            6,433         2.95            7,342        5.95
Consumer loans .........................          817         0.36              614         0.28              198         .16
                                             --------       ------        ---------       ------         --------      ------
                  Gross loans receivable     $223,712       100.00%        $218,421       100.00%        $123,438      100.00%
                                             ========       ======         ========       ======         ========      ======

TYPE OF SECURITY

         One- to four-family real estate     $159,037        71.09%        $166,144        76.07%       $  93,275       75.56%
         Multi-family real estate ......       11,982         5.36            7,098         3.25            7,095        5.75
         Commercial real estate ........       41,884        18.72           38,132        17.46           15,528       12.58
         Deposits ......................           40         0.02              104         0.05               35         .03
         Other .........................       10,769         4.81            6,943         3.17            7,505        6.08
                                             --------       ------        ---------       ------         --------      ------
                  Gross loans receivable      223,712       100.00%         218,421       100.00%         123,438      100.00
Deduct:
Allowance for loan losses ..............        1,221         0.55            1,030         0.47              520         .43
Deferred loan fees (costs) .............         (345)       (0.15)            (126)       (0.05)             333         .27
Loans in process .......................        1,606         0.71              814         0.37              836         .69
                                             --------       ------        ---------       ------         --------      ------
         Net loans receivable ..........     $221,230        98.89%        $216,703        99.21%        $121,749       98.61%
                                             ========       ======         ========       ======         ========      ======
Mortgage Loans:
         Adjustable-rate ...............     $ 45,326        21.29%       $  38,464        18.20%       $  24,001       20.71%
         Fixed-rate ....................      167,577        78.71          172,910        81.80           91,897       79.29
                                             --------       ------        ---------       ------         --------      ------
                  Total ................     $212,903       100.00%        $211,374       100.00%        $115,898      100.00%
                                             ========       ======         ========       ======         ========      ======


     The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.



                                                                            Due During Years Ended December 31,
                                            Balance     ---------------------------------------------------------------------------
                                        Outstanding at                                     2007      2009        2014        2019
                                          December 31,                                      to        to          to         and
                                              2003       2004       2005       2006        2008      2013        2018     following
                                        --------------  ------     ------     ------      ------    ------      ------    ---------
                                                                               (In thousands)
Real estate mortgage loans:
   Residential loans ...............        $154,297    $ 1,647    $   144    $   547    $ 3,676    $33,125    $49,988     $65,170
      Multi-family loans ...........          11,982        390         50         --        165      5,970      3,052       2,355
   Commercial loans ................          41,884      4,701        869        414      2,550      8,162     12,278      12,910
Construction loans .................           4,740      4,740         --         --         --         --         --          --
Commercial loans ...................           9,992      5,755        107      1,098      2,120        912         --          --
Loans secured by deposits ..........              40         40         --         --         --         --         --          --
Personal loans .....................             777        136         91         65        441         44         --          --
                                            --------    -------    -------    -------    -------    -------    -------     -------
         Total .....................        $223,712    $17,409    $ 1,261    $ 2,124    $ 8,952    $48,213    $65,318     $80,435
                                            ========    =======    =======    =======    =======    =======    =======     =======


     The following table sets forth, as of December 31, 2003, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                           Due After December 31, 2004
                                  --------------------------------------------
                                  Fixed Rates      Variable Rates      Total
                                  -----------      --------------    ---------
                                                 (In thousands)
Real estate mortgage loans:
   Residential loans ......         $138,863          $13,787         $152,650
   Multi-family loans .....            9,240            2,352           11,592
   Commercial loans .......           14,862           22,321           37,183
Construction loans ........               --               --               --
Commercial loans ..........            1,919            2,318            4,237
Installment loans .........               --               --               --
Loans secured by deposits .              641               --              641
                                    --------          -------         --------
         Total ............         $165,525          $40,778         $206,303
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

     Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-, three- or five-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, however, it requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 2003 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Union Federal's residential ARMs are amortized for terms up to 30 years.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2003, approximately 21.3% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

     At December 31, 2003, approximately $154.3 million, or 69.0% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.2 million, or 0.8% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

     Multi-Family Loans. At December 31, 2003, approximately $12.0 million, or 5.4% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as fixed-rate loans with a maximum term of 15 years or as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 30 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 2003 had a balance of approximately $4.0 million and was secured by 32 properties located in Lafayette, Indiana. On the same date, Union Federal did not have any multi-family loan(s) included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

     Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 2003, Union Federal's largest commercial loan had an outstanding balance of $1.5 million and was secured by a warehouse in Crawfordsville, Indiana. At December 31, 2003, approximately $41.9 million, or 18.7% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had ten loans totaling $2.4 million of commercial real estate loans included in non-performing assets.

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

     Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2003, approximately $4.7 million, or 2.1% of Union Federal's total loan portfolio, consisted of construction loans. At December 31, 2003, the largest construction loan had an outstanding balance of $238,000, an unused commitment of $78,000, and was secured by a single-family residence in Lafayette, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

     Construction loans generally match the term of the construction contract, are written as fixed-rate or adjustable-rate loans with interest calculated on the amount disbursed under the loan and are payable monthly. The maximum Loan-to-Value Ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan for a one- to four-family residence may be written with a maximum Loan-to-Value Ratio of 95%, while a construction loan for a multi-family project may be written with a maximum Loan-to-Value Ratio of 80%. Inspections are made prior to any disbursement under a construction loan. Union Federal does not normally charge commitment fees for construction loans.

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

     Commercial Loans. Union Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2003, commercial loans amounted to $10.0 million, or 4.5% of Union Federal's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Union Federal's portfolio, Union Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 2003, two of Union Federal's commercial loans totaling $29,000 were included in nonperforming assets.

     Consumer Loans. Union Federal's consumer loans, consisting of savings account loans and personal installment loans, aggregated approximately $817,000 at December 31, 2003, or 0.4% of its total loan portfolio. Union Federal's savings account loans are made up to 90% of the deposit account balance and, at December 31, 2003, accrued at a rate of 6.4%. This rate may change but will always be at least 2% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 2003, one of Union Federal's consumer loans totaling $8,000 was included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

     Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke, Tippecanoe, Warren and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 2003, Union Federal also had nine loans which it originated, totaling approximately $1.8 million, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

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

     Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2003, Union Federal held in its loan portfolio participations in mortgage loans aggregating $5.7 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $500,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 2003 was a $1.0 million interest in an unsecured loan to a local school district.

     The following table shows Union Federal's loan origination and repayment activity during the periods indicated:


                                                                     Year Ended December 31,
                                                            ------------------------------------------
                                                               2003            2002            2001
                                                            ----------      ----------      ----------
                                                                          (In thousands)

Gross loans receivable at beginning of period .......        $218,421        $123,438        $111,459
Loans originated:
   Real estate mortgage loans:
      One-to-four family loans ......................          95,233          41,958          27,980
      Multi-family loans ............................           8,523           1,177               0
      Commercial loans ..............................          23,708          16,645           3,277
   Construction loans ...............................           3,810           3,607           2,129
   Commercial loans .................................          11,470          10,695          15,748
   Loans secured by deposits ........................              54             189              97
   Personal installment loans .......................             620             184             421
                                                             --------        --------        --------
          Total originations ........................         143,418          74,455          49,652
Loans acquired in acquisition .......................              --         117,033              --
Purchases (sales) of participation loans, net .......              --             450             376
Reductions:
   Principal loan repayments ........................         137,847          96,292          38,049
   Loans transferred to (from) foreclosed real estate             280             663               0
                                                             --------        --------        --------
           Total reductions .........................         138,127          96,955          38,049
                                                             --------        --------        --------
Total gross loans receivable at end of period .......        $223,712        $218,421        $123,438
                                                             ========        ========        ========

     Union Federal's residential loan originations during the year ended December 31, 2003 totaled $95.2 million, compared to $42.0 million and $28.0 million in the years ended December 31, 2002 and 2001, respectively.

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

     Non-performing Assets. At December 31, 2003, $4.0 million, or 1.5% of the Company's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $3.5 million or 1.3%, of its total assets at December 31, 2002. At December 31, 2003, residential loans accounted for $1.2 million of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $359,000 as of December 31, 2003.

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

                                                   At December 31,
                                         ---------------------------------
                                           2003         2002        2001
                                         --------     --------     -------
                                                (Dollars in thousands)

Non-performing assets:
   Non-performing loans .............     $3,638       $3,069       $  682
   Foreclosed real estate ...........        359          432            9
                                          ------       ------       ------
      Total non-performing assets ...     $3,997       $3,501       $  691
                                          ======       ======       ======

Non-performing loans to total loans .       1.63%        1.41%         .55%

Non-performing assets to total assets       1.53%        1.30%         .49%


     Interest income of $75,000, $40,000 and $39,000 was recognized on the non-performing loans summarized above for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income of $295,000, $328,000 and $57,000 would have been recognized under the original terms of these non-performing loans for the years ended December 31, 2003, 2002 and 2001, respectively.

     At December 31, 2003, Union Federal held loans delinquent from 30 to 89 days totaling approximately $2.9 million. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 2003, 2002 and 2001, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                                   At December 31, 2003                           At December 31, 2002
                                        -------------------------------------------   -------------------------------------------
                                             30-89 Days          90 Days or More          30-89 Days           90 Days or More
                                        --------------------   --------------------   --------------------   --------------------
                                                   Principal              Principal              Principal              Principal
                                         Number     Balance     Number     Balance     Number     Balance     Number     Balance
                                        of Loans   of Loans    of Loans   of Loans    of Loans   of Loans    of Loans   of Loans
                                        --------   --------    --------   --------    --------   --------    --------   --------
                                                                          (Dollars in thousands)
One- to four-family loans .....             38       $1,766         21      $1,182        51      $2,441         39      $2,686
Commercial real estate loans ..              6        1,062         10       2,419         3       1,172          2         245
Multi-family loans ............             --           --         --          --        --          --          1         131
Personal installment loans ....             --           --          3           8         5          73          1           7
Commercial loans ..............              2           27          2          29         1          31         --          --
                                            --       ------         --      ------        --      ------         --      ------
          Total ...............             46       $2,855         36      $3,638        60      $3,717         43      $3,069
                                            ==       ======         ==      ======        ==      ======         ==      ======
Delinquent loans to total loans                                               2.93%                                        3.13%
                                                                              ====                                         ====
(TABLE CONTINUED BELOW)

                                                   At December 31, 2001
                                        -------------------------------------------
                                             30-89 Days          90 Days or More
                                        --------------------   --------------------
                                                   Principal              Principal
                                         Number     Balance     Number     Balance
                                        of Loans   of Loans    of Loans   of Loans
                                        --------   --------    --------   --------
                                                   (Dollars in thousands)

One- to four-family loans .....             13      $  742           5     $194
Commercial real estate loans ..              1          83           2      488
Multi-family loans ............              2       1,008          --       --
Personal installment loans ....             --          --          --       --
Commercial loans ..............
                                            --      ------          --     ----
          Total ...............             16      $1,833           7     $682
                                            ==      ======          ==     ====
Delinquent loans to total loans                                            2.06%
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

     At December 31, 2003, the aggregate amount of Union Federal's classified assets were as follows:

                                  At December 31, 2003
                                  --------------------
                                     (In thousands)

Substandard assets .............         $3,474
Doubtful assets ................            781
Loss assets ....................             --
                                         ------
         Total classified assets         $4,255
                                         ======

     Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard and doubtful assets at December 31, 2003, Union Federal had two commercial real estate loans in the aggregate sum of $360,000 that were performing. In addition, one property classified as foreclosed real estate is included in the above table. The loans and foreclosed real estate were classified as substandard and doubtful as a result of a regulatory examination.


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2003. However, there can be no assurance that regulators, when reviewing Union Federal's loan portfolio in the future, will not require increases in Union Federal's allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 2003.

                                                                        Year Ended December 31,
                                                            ----------------------------------------------
                                                               2003               2002             2001
                                                            ----------         ----------       ----------
                                                                         (Dollars in thousands)

Balance at beginning of period ......................         $ 1,030           $   520           $   480
Recoveries ..........................................               8                --                --
Gross charge-offs - residential loans ...............             (55)             (241)               --
Allowance acquired in acquisition ...................              --               379                --
Provision for losses on loans .......................             238               372                40
                                                              -------           -------           -------
         Balance end of period ......................         $ 1,221           $ 1,030           $   520
                                                              =======           =======           =======
Allowance for loan losses as a percent of total loans
         outstanding ................................             .55%              .47%              .43%
Ratio of net charge-offs to average loans outstanding             .02%              .10%               --


     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.

                                                                          At December 31,
                                              -------------------------------------------------------------------------
                                                      2003                      2002                      2001
                                              --------------------      --------------------       --------------------
                                                           Percent                   Percent                   Percent
                                                          of loans                 of loans                   of loans
                                                           in each                  in each                    in each
                                                          category                 category                   category
                                                          to total                 to total                   to total
                                               Amount      loans         Amount      loans          Amount      loans
                                              --------   ----------     --------   ----------      --------   ----------
                                                                        (Dollars in thousands)
Balance at end of period applicable to:
    Real estate mortgage loans:
       Residential ....................         $  292       68.97%      $  378      75.03%         $  117      74.37%
       Commercial .....................            626       18.72          507      17.38             165       5.75
       Multi-family ...................             60        5.36           50       3.25             108      11.97
    Construction loans ................              4        2.12            1       1.11               4       1.80
    Commercial loans ..................            155        4.47           81       2.95             121       5.95
    Loans secured by deposits .........             --        0.02           --       0.05              --        .03
    Personal installment loans ........             18        0.34           12       0.23               5        .13
   Unallocated ........................             66       --               1      --                 --      --
                                                ------      ------       ------     ------          ------     ------
         Total ........................         $1,221      100.00%      $1,030     100.00%         $  520     100.00%
                                                ======      ======       ======     ======          ======     ======


Investments

     Investments. The Company's investment portfolio generally consists of U.S. Treasury and federal agency securities, mortgaged-backed securities, marketable equity securities, FHLB stock, an investment in Pedcor Investments - 2003 - LIX, L.P. ("Pedcor 2003"), and an investment in Pedcor Investments - 1993 - XVI, L.P. ("Pedcor 1993"). At December 31, 2003, approximately $12.3 million, or 4.7%, of the Company's total assets consisted of such investments. The Company also had $11.3 million, or 4.3% of its assets, in interest-earning deposits as of that date.

     The Pedcor 2003 and Pedcor 1993 investments are in limited partnerships that were established to organize, build, own, operate and lease multi-family, low- and moderate-income residential rental projects. A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. In 2003, Union Federal invested $1.4 million in Pedcor 2003, which is establishing a project known as Knollwood Crossing II in Hamilton, Butler County, Ohio. A subsidiary of Union Federal, UFS Service Corp., invested in Pedcor 1993. See "--Service Corporation Subsidiary."

     The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.

                                                                            At December 31,
                                              ------------------------------------------------------------------------------
                                                      2003                        2002                        2001
                                              --------------------        --------------------         ---------------------
                                              Amortized     Market        Amortized     Market         Amortized      Market
                                                Cost        Value            Cost        Value            Cost        Value
                                              ---------     ------        ---------     ------         ---------      ------
                                                                              (In thousands)
Investment securities:
Available for sale:
   Federal agencies ...................         $ 6,000     $5,908         $    --      $    --         $    --      $    --
Held to maturity:
   Federal agencies ...................              --         --             300          308             700          728
   Mortgage-backed securities .........             494        526           1,337        1,424           2,148        2,240
                                                -------    -------         -------      -------         -------      -------
            Total investment securities           6,494      6,434           1,637        1,732           2,848        2,968
Investment in limited partnership (1) .           2,215         --             837           --             857           --
FHLB stock (2) ........................           3,556      3,556           3,424        3,424           1,530        1,530
                                                -------                    -------                      -------
Total investments .....................         $12,265                    $ 5,898                      $ 5,235
                                                =======                    =======                      =======
-----------------------
(1)  Market values are not available
(2)  Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.


     The following table sets forth the amount of investment securities (excluding mortgage-backed securities, marketable equity securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003.

                                                                  Amount at December 31, 2003 which matures in
                                             ---------------------------------------------------------------------------------------
                                                    One Year              One Year            Five Years
                                                    or Less            to Five Years         to Ten Years         After Ten Years
                                             --------------------   -------------------   -------------------   --------------------
                                             Amortized    Average   Amortized   Average   Amortized   Average   Amortized   Average
                                                Cost       Yield      Cost       Yield       Cost      Yield      Cost       Yield
                                             ---------    -------   ---------   -------   ---------   -------   ---------   --------
                                                                              (Dollars in thousands)
Federal agency securities...........            $--          --%      $6,000     2.59%       $--         --%       $--        --%



Mortgage-backed Securities

     The  following   table  sets  forth  the  composition  of  Union  Federal's mortgage-backed securities portfolio at the dates indicated.

                                                                               December 31,
                                        -------------------------------------------------------------------------------------------
                                                      2003                          2002                           2001
                                        ----------------------------   ----------------------------   -----------------------------
                                        Amortized   Percent   Market   Amortized   Percent   Market   Amortized   Percent    Market
                                          Cost      of Total   Value     Cost      of Total  Value      Cost      of Total    Value
                                        ---------   --------  ------   ---------   --------  ------   ---------   --------   ------
                                                                              (In thousands)
Governmental National
  Mortgage Corporation ...............   $  152       30.8%   $  167    $  275       20.6%    $  304   $  477       22.2%    $  533
Federal Home Loan Mortgage
  Corporation ........................      305       61.7       322     1,019       76.2      1,077    1,619       75.4      1,657
Federal National Mortgage
  Corporation ........................       33        6.7        33        38        2.8         38       45        2.1         43
Other ................................        4        0.8         4         5        0.4          5        7         .3          7
                                         ------      -----    ------    ------      -----     ------   ------      -----     ------
   Total mortgage-backed securities...   $  494      100.0%   $  526    $1,337      100.0%    $1,424   $2,148      100.0%    $2,240
                                         ======      =====    ======    ======      =====     ======   ======      =====     ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003.

                                          Amount at December 31, 2003 which matures in
                                ---------------------------------------------------------------
                                     One Year to          Five Years to            After
                                     Five Years            Ten Years             Ten Years
                                -------------------   -------------------   -------------------
                                           Weighted              Weighted              Weighted
                                Amortized   Average   Amortized   Average   Amortized   Average
                                  Cost       Yield      Cost       Yield       Cost      Yield
                                ---------  --------   ---------  --------   ---------  --------
                                                    (Dollars in thousands)

Mortgage-backed securities...     $96        8.08%       $--         --%       $398       7.05%


     The   following   table   sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2003, 2002 and 2001.

                                              For the Year Ended December 31,
                                              -------------------------------
                                                 2003       2002       2001
                                               --------   --------   --------
                                                       (In thousands)

Beginning balance ....................         $ 1,337    $ 2,148    $ 2,582
Purchases ............................              --         --         --
Repayments ...........................            (846)      (827)      (437)
Premium and discount amortization, net               3         16          3
                                               -------    -------    -------
Ending balance .......................         $   494    $ 1,337    $ 2,148
                                               =======    =======    =======


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

     Deposits. Union Federal attracts deposits principally from within Montgomery, Fountain, Tippecanoe and Warren Counties through the offering of a broad selection of deposit instruments, including fixed-rate savings accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit and savings accounts. Union Federal does not actively solicit or advertise for deposits outside of the four counties, and substantially all of its depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Union Federal does not pay broker fees for any deposits it receives.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that Union Federal offers has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Union Federal has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Union Federal manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on Union Federal's experience, management believes that its savings accounts, NOW and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.



     An analysis of the Company's deposit accounts by type, maturity, and rate at December 31, 2003, is as follows:

                                                Minimum     Balance at                 Weighted
                                                Opening    December 31,      % of       Average
Type of Account                                 Balance       2003         Deposits      Rate
---------------                                 -------    ------------    --------    --------
                                                           (Dollars in thousands)
Withdrawable:
         Fixed rate, savings accounts          $     10     $ 29,756         15.64%      1.48%
         Variable rate, money market .              500       54,807         28.82       1.70
         NOW accounts ................              100        7,675          4.04       1.00
         Demand deposits .............              100        3,930          2.07         --
                                                            --------        ------       ----
                  Total withdrawable .                        96,168         50.57       1.51

Certificates (original terms):
         3 months or less ............            1,000          295          0.15       1.05
         6 months ....................            1,000        3,155          1.66       1.34
         12 months ...................            1,000        8,427          4.43       2.13
         18 months ...................            1,000        7,100          3.73       2.56
         24 months ...................            1,000        5,917          3.11       2.97
         30 months ...................            1,000        5,593          2.94       3.27
         36 months ...................            1,000        6,328          3.33       3.84
         48 months ...................            1,000        4,416          2.32       4.34
         60 months ...................            1,000       15,990          8.41       4.93
Jumbo certificates - $100,000 and over          100,000       36,803         19.35       3.55
                                                            --------        ------       ----
Total certificates ...................                        94,024         49.43       3.50
                                                            --------        ------       ----
Total deposits .......................                      $190,192        100.00%      2.49%
                                                            ========        ======       ====



     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                                                   At December 31, 2003
                                                   --------------------
Maturity Period                                       (In thousands)
   Three months or less ........................         $12,320
   Greater than three months through six months            4,497
   Greater than six months through twelve months           8,752
   Over twelve months ..........................          11,234
                                                         -------
         Total .................................         $36,803
                                                         =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits that the Company offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                         DEPOSIT ACTIVITY
                                    -------------------------------------------------------------------------------------------
                                       Balance              Increase     Balance              Increase    Balance
                                         at                (Decrease)      at                (Decrease)      at
                                    December 31,   % of       from     December 31,    % of     from     December 31,    % of
                                        2003      Deposits    2002        2002       Deposits   2001        2001       Deposits
                                    ------------  -------- ----------  ------------  -------- ---------  ------------  --------
                                                                        (Dollars in thousands)
Withdrawable:
   Fixed rate, savings
     accounts ................       $ 29,756      15.64%   $ (2,658)   $ 32,414      17.04%  $ 29,130      $ 3,284       4.02%
   Variable rate, money
     market ..................         54,807      28.82      11,714      43,093      22.66     18,860       24,233      29.66
   NOW accounts ..............          7,675       4.04       1,306       6,369       3.35      3,935        2,434       2.98
   Demand deposits ...........          3,930       2.07          80       3,850       2.02      2,817        1,033       1.26
                                     --------     ------    --------    --------     ------   --------      -------     ------
       Total withdrawable ....         96,168      50.57      10,442      85,726      45.07     54,742       30,984      37.92
                                     --------     ------    --------    --------     ------   --------      -------     ------
Certificates (original terms):
   3 months ..................            295       0.15         146         149       0.08        128           21        .03
   6 months ..................          3,155       1.66      (1,442)      4,597       2.42      1,813        2,784       3.41
   12 months .................          8,427       4.43         227       8,200       4.31      3,516        4,684       5.73
   18 months .................          7,100       3.73      (2,004)      9,104       4.79      5,023        4,081       4.99
   24 months .................          5,917       3.11      (3,051)      8,968       4.72      5,013        3,955       4.84
   30 months .................          5,593       2.94      (1,700)      7,293       3.83        (47)       7,340       8.98
   36 months .................          6,328       3.33        (615)      6,943       3.65      2,282        4,661       5.71
   48 months .................          4,416       2.32       1,873       2,543       1.34      1,518        1,025       1.26
   60 months .................         15,990       8.41       1,555      14,435       7.59      9,640        4,795       5.87
Jumbo certificates ...........         36,803      19.35      (5,430)     42,233      22.20     24,861       17,372      21.26
                                     --------     ------    --------    --------     ------   --------      -------     ------
Total certificates ...........         94,024      49.43     (10,441)    104,465      54.93     53,747       50,718      62.08
                                     --------     ------    --------    --------     ------   --------      -------     ------
Total deposits ...............       $190,192     100.00    $      1    $190,191     100.00%  $108,489      $81,702     100.00%
                                     ========     ======    ========    ========     ======   ========      =======     ======

     Total deposits were approximately $190.2 million at December 31, 2003 and 2002. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

     Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2003, Union Federal had borrowings in the amount of $33.8 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2015. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Union Federal also owes Pedcor Investments 1993-XVI, L.P. ("Pedcor") $132,000 under a note payable that is not included in the following table.


     The  following  table  presents  certain  information   relating  to  Union
Federal's borrowings at or for the years ended December 31, 2003, 2002 and 2001.

                                                                  At or for the Year
                                                                  Ended December 31,
                                                         -----------------------------------
                                                           2003           2002          2001
                                                         --------       -------       -------
                                                              (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period ...................      $33,814       $39,752       $25,406
   Average balance outstanding for period .........       38,399        40,579        14,143
   Maximum amount outstanding at any month-end
      during the period ...........................       40,186        42,875        25,406
   Weighted average interest rate during the period         4.69%         4.58%         5.13%
   Weighted average interest rate at end of period          5.25          5.03          3.35



Return on Equity and Assets
                                                            2003         2002        2001
                                                          --------     -------     -------
Return on assets (net income divided by average
   total assets) .................................          0.85%       1.03%       1.44%
Return on equity (net income divided by average
   equity) .......................................          6.45        7.19        5.38
Dividend payout ratio (dividends per share divided
   by net income per share) ......................         51.78       41.94       64.52
Equity to assets ratio (average equity divided by
   average total assets) .........................         13.26       14.29       26.80


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

     Union Federal currently has two wholly-owned subsidiaries. MSA Service Corporation ("MSA") engages in real estate development and is currently completing the sale of a seven-unit condominium project located in Crawfordsville, Indiana. Union Federal also owns UFS Service Corp. ("UFS"), whose sole asset is its investment in Pedcor 1993, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Shady Knoll Project"). Union Federal owns the limited partner interest in Pedcor 1993. The general partner is Pedcor Investments LLC. The Shady Knoll Project, operated as a multi-family, low- and moderate-income housing project, is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital.

     UFS committed to invest approximately $1.8 million in Pedcor 1993 at the inception of the project in November 1993. Through December 31, 2003, UFS had invested cash of approximately $1.7 million in Pedcor 1993 with one additional annual capital contribution remaining to be paid in January 2004, totaling $132,000. The additional contributions will be used for operating and other expenses of the partnership. In addition, Union Federal borrowed funds from the FHLB of Indianapolis to advance to Pedcor 1993, and Pedcor 1993 currently owes Union Federal $121,000 pursuant to a promissory note payable in installments through January 1, 2004 and bearing interest at an annual rate of 9%.

     UFS transferred the tax credits resulting from Pedcor 1993's operation of the Shady Knoll Project to Union Federal. These tax credits were available to Union Federal through 2003. Although Union Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Union Federal may carry forward unused tax credits for a period of fifteen years and management believes that Union Federal will be able to utilize the available tax credits during the carry forward period. Additionally, Pedcor 1993 has incurred operating losses in the early years of its operations primarily due to its accelerated depreciation of assets. UFS has accounted for its investment in Pedcor 1993 on the equity method and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor 1993, which at December 31, 2003, was $815,000. As of December 31, 2003, 88% of the units in the Shady Knoll Project were occupied, and 100% of the tenants met the income test required for the tax credits. UFS does not engage in any activity or hold any assets other than its investment in Pedcor 1993.


Employees

     As of December 31, 2003, Union Federal employed 61 persons on a full-time basis and 2 part-time employees. None of Union Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

     Employee benefits for Union Federal's full-time employees include, among other things, an employee stock ownership plan, participation in the Financial Institutions Thrift Plan, hospitalization/major medical insurance, dental and eye care insurance, long-term disability insurance and life insurance. Also, a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan, which is a noncontributory, multiple-employer comprehensive pension plan (the"Pension Plan"), covers those full-time employees who were participants in the Pension Plan on January 2, 2002. The Pension Plan was frozen as of January 2, 2002.

     Management considers its employee benefits to be competitive with those offered by other financial institutions and major employers in the area. See "Executive Compensation" and "Certain Relationships and Related Transactions of Union Federal" in the Companys Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004, which sections are incorporated herein by reference.




                                   COMPETITION

     Union Federal originates most of its loans to and accepts most of its deposits from residents of Montgomery, Fountain, Tippecanoe and Warren Counties, Indiana. The home office of Union Federal is located in Crawfordsville, Montgomery County, Indiana and its branch offices are in Montgomery, Fountain, Tippecanoe and Warren Counties. Union Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain nonbanking consumer lenders that provide similar services in the four county area. In total, there are approximately 26 other financial institutions located in the four county area. Union Federal also competes with money market funds with respect to deposit accounts.

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


                                   REGULATION
General

     As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2003, Union Federal's assessment was $31,000.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Union Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2003, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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


Federal Home Loan Bank System

     Union Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2003, Union Federal's investment in stock of the FHLB of Indianapolis was $3.6 million. For the fiscal year ended December 31, 2003, the FHLB of Indianapolis paid approximately $176,000 in cash and stock dividends to Union Federal.

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

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. For the four quarters of 2003, the FICO rates were 1.68, 1.62, 1.60 and 1.52 basis points, respectively.

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


Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2003, Union Federal was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Union Federal's retained net income standard at December 31, 2003, Union Federal would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Loans to One Borrower

     Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2003, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.


Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2003, Union Federal was in compliance with its QTL requirement, with approximately 80.6% of its assets invested in QTIs.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of Section 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws. On April 30, 2003, the Treasury Department adopted final regulations requiring institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
(ii) maintaining records of the information used to verify the person's identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.


Fair Credit Reporting Act Amendment

     The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") was signed into law by President Bush on December 4, 2003. The FACT Act amends the Fair Credit Reporting Act and makes permanent certain federal preemptions that form the basis for a national credit reporting system. The FACT Act is also intended to (i) address identity theft, (ii) increase access to credit information, (iii) enhance the accuracy of credit reporting, (iv) facilitate the opt-out by consumers from certain marketing solicitations, (v) protect medical information, and (vi) promote financial literacy. The statute will affect credit reporting agencies (commonly referred to as "credit bureaus"), financial institutions, other users of credit reports and those who furnish information to credit bureaus. Union Community does not anticipate that this legislation will have a significant adverse effect on its business.


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

     For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company's federal income tax returns have not been audited in recent years.

State Taxation

     The Company is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on apportioned "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     The Company's state income tax returns have not been audited in recent years.


Item 2. Properties.

     The following table provides certain information with respect to the Company's offices as of December 31, 2003:

                                                                                 Net Book
                                                                                 Value of
                                                        Year                     Property,      Approximate
                                       Owned or      Opened or       Total      Furniture &       Square
Description and Address                 Leased        Acquired      Deposits     Fixtures         Footage
----------------------------           --------     ------------    --------    -----------     -----------
                                                              (Dollars in thousands)
Main Office:
221 East Main Street
Crawfordsville, IN  47933                Owned          1888        $137,526      $2,450          19,100

Mall Office:
1688 Crawfordsville Square Drive
Crawfordsville, IN  47933               Leased          2001        $  1,795      $   54           1,100

Mill Street Office:
816 South Mill Street
Crawfordsville, IN  47933                Owned          2002        $  6,353      $  347           3,200

Covington Office:
417 Liberty Street
Covington, IN  47932                     Owned          2002        $ 15,384      $  399           2,800

Williamsport Office:
118 North Monroe Street
Williamsport, IN  47993                  Owned          2002        $ 20,647      $  326           5,100

Lafayette Office:
50 West 250 South
Lafayette, IN  47909                     Owned          2002        $  8,487      $  812           3,700



     Union Federal also owned one building located at 119 East Main Street, Crawfordsville, Indiana, which was acquired in the acquisition of Montgomery Savings, A Federal Association ("Montgomery"). This building was sold in January 2004 with a gain on the sale of $23,000 being recorded. The building contained approximately 16,000 square feet and was previously used by Montgomery as its main office. The net book value of the building at December 31, 2003 was $240,000. The accounting, compliance, and a portion of the item processing functions were housed in this facility until the completion of the remodeling of the 221 East Main Street location when the 119 East Main Street location was vacated.

     Union Federal has also contracted for data processing and reporting services from Aurum Technology in Plano, Texas. The cost of these data processing services is approximately $33,000 per month.

     Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $5,500 per month.


Item 3. Legal Proceedings.

     Although the Company is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which it presently is a party or to which any of its property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 4.5. Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

         Name                           Position with Holding Company
         ----------------------         ----------------------------------------
         Joseph E. Timmons              Chairman of the Board and President
         Alan L. Grimble                Chief Executive Officer
         J. Lee Walden                  Chief Financial Officer
         Denise E. Swearingen           Secretary and Treasurer


     Joseph E. Timmons (age 69) has served as Chairman and President of the Holding Company since 1997 and President of Union Federal since 1974. He has also served as President of UFS Service Corp. since its inception in 1994 and of MSA Service Corp. since its acquisition in 2002. He has been an employee of Union Federal since 1954.

     Alan L. Grimble (age 48) has served as the Chief Executive Officer of the Holding Company and Union Federal since 2002. He has worked for Union Federal since 1998.

     J. Lee Walden (age 56) has served as Chief Financial Officer of the Holding Company and Union Federal since the 2002 acquisition of Montgomery Financial Corp. and Montgomery Savings. He had previously worked for Montgomery Savings since 1984.

     Denise E. Swearingen (age 45) has served as the Holding Company' Secretary and Treasurer since 1997 and as Chief Operations Officer of Union Federal since 2002. She has worked for Union Federal since 1983.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The information required by this item is included in the material under the heading "Shareholder Information" on page 44 of the Holding Company's 2003 Shareholder Annual Report (the "Shareholder Annual Report"), which is incorporated herein by this reference.


Item 6. Selected Financial Data.

     The information required by this item is included in the material under the heading "Selected Consolidated Financial Data of Union Community Bancorp and Subsidiary" on pages 2 and 3 of the Shareholder Annual Report, which is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is included on pages 3 through 18 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

     The information required by this item is included on pages 17 and 18 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 20 through 41 of the Shareholder Annual Report are incorporated herein by this reference. The Holding Company's supplementary financial information required by this item is included on page 16 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.


Item 9A.  Controls and Procedures.

     As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Holding Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Holding Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Holding Company's Chief Executive Officer and Chief Financial Officer have concluded that the Holding Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     The Holding Company's management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the Holding Company's fiscal quarter ended December 31, 2003, there have been no significant changes in the Holding Company's internal controls or in other factors that could significantly affect the internal controls including any corrective action with regard to significant deficiencies and material weaknesses.



                                    PART III

     Certain information in this Part III is incorporated by reference to the Holding Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2004, to be filed within 120 days after the year ended December 31, 2003 (the "2004 Proxy Statement").


Item 10. Directors and Executive Officers of the Registrant.

     The Holding Company has adopted a Code of Ethics that applies to all employees, including the principal executive, financial and accounting officers, and to all directors. A copy of the Code of Ethics is attached to this Annual Report on Form 10-K as Exhibit 14. The other information required by this item is incorporated by reference to the sections in the 2004 Proxy Statement with the captions "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to the section of the 2004 Proxy Statement with the caption "Proposal I - Election of Directors- Management Remuneration and Related Transactions."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

     The following table provides information, as of December 31, 2003, regarding the securities authorized for issuance under the company's equity compensation plan.

                                                                                            Number of Securities
                                          Number of                                        Remaining Available For
                                      Securities To Be            Weighted-Average          Future Issuance Under
                                     Issued Upon Exercise        Exercise Price of        Equity Compensation Plans
                                   of Outstanding Options,      Outstanding Options,        (Excluding Securities
                                     Warrants and Rights        Warrants and Rights        Reflected In Column (a))
Plan Category                                (a)                         (b)                          (c)
--------------------------         -----------------------      ---------------------     --------------------------
Equity compensation plans
   approved by security holders:
      Union Community Bancorp
         Stock Option Plan .......         203,000                      $14.85                     93,175
      Union Community Bancorp
         Recognition and Retention
         Plan and Trust ("RRP") ..         121,670                          --                     12,270(1)
Equity compensation plans not
   approved by security holders ..            None                          --                         --
                                           -------                      ------                     -------
         Total ...................         324,670                      $14.85(2)                  105,445
                                           =======                      ======                     =======
----------------
(1)  Column (a) includes  28,000 shares granted to directors and management that have not yet vested.  In addition,  81,400 shares  granted to directors and management  have fully  vested and shares  have been  issued in  connection therewith.
(2)  The total in column (b) includes only the  weighted-average  price of stock options,  as the  restricted  shares awarded under the RRP have no exercise price.



     The other information required by this item is incorporated by reference to the sections in the 2004 Proxy Statement with the captions "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors."


Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the section of the 2004 Proxy Statement with the caption "Proposal I - Election of Directions - Transactions With Certain Related Persons."


Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the section of the 2004 Proxy Statement with the caption "Proposal II - Ratification of Auditors - Accountants' Fees."

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                        Annual Report
                                                                                           Page No.

          (1)  Financial Statements:
               Independent Accountants' Report ......................................         19
               Consolidated Balance Sheets at December 31, 2003 and 2002 ............         20
               Consolidated Statements of Income for the Years Ended December 31,
                  2003, 2002 and 2001 ...............................................         21
               Consolidated Statements of Shareholders' Equity for the Years Ended
               December 31, 2003, 2002 and 2001 .....................................         22
               Consolidated Statements of Cash Flows for the Years Ended December 31,
                  2003, 2002 and 2001 ...............................................         23
               Notes to Consolidated Financial Statements ...........................        24-41


          (2)  Schedules:

          (3)  Exhibits:

               The Exhibits listed in the Exhibit Index are incorporated by reference herein.

     (b)  Reports on Form 8-K.

          The Holding Company filed a Current Report on Form 8-K on October 22, 2003, to furnish a copy of the press release announcing its results of operations for the quarter ended September 30, 2003.

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

                                        UNION COMMUNITY BANCORP


Date:  March 29, 2004                   By: /s/ Alan L. Grimble
                                            ------------------------------------
                                            Alan L. Grimble,
                                            Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2004.

         Signatures                                           Title
Date

(1) Principal Executive Officer:                                )
                                                                )
                                                                )
    /s/ Alan L. Grimble                 Chief Executive Officer )
    ----------------------------------                          )
    Alan L. Grimble                                             )
                                                                )
                                                                )
(2) Principal Financial and Accounting                          )
    Officer:                                                    )
                                                                )
                                                                ) March 29, 2004
                                                                )
    /s/ J. Lee Walden                   Chief Financial Officer )
    ----------------------------------                          )
    J. Lee Walden                                               )
                                                                )
                                                                )
                                                                )
(3) The Board of Directors:                                     )
                                                                )
                                                                )
    /s/ Philip L. Boots                 Director                )
    ----------------------------------                          )
    Philip L. Boots                                             )
                                                                )
                                                                )
    /s/ Marvin L. Burkett               Director                )
    ----------------------------------                          )
    Marvin L. Burkett                                           )
                                                                )
                                                                )
    /s/ Mark E. Foster                  Director                )
    ----------------------------------                          )
    Mark E. Foster                                              )

                                                                )
                                                                )
    /s/ Phillip E. Grush                Director                )
    ----------------------------------                          )
    Phillip E. Grush                                            )
                                                                )
                                                                )
    /s/ Samuel H. Hildebrand            Director                )
    ----------------------------------                          )
    Samuel H. Hildebrand                                        )
                                                                )
                                                                )
    /s/ John M. Horner                  Director                )
    ----------------------------------                          )
    John M. Horner                                              )
                                                                )
                                                                )
    /s/ C. Rex Henthorn                 Director                ) March 29, 2004
    ----------------------------------                          )
    C. Rex Henthorn                                             )
                                                                )
                                                                )
    /s/ Joseph M. Malott                Director                )
    ----------------------------------                          )
    Joseph M. Malott                                            )
                                                                )
                                                                )
    /s/ Harry A. Siamas                 Director                )
    ----------------------------------                          )
    Harry A. Siamas                                             )
                                                                )
                                                                )
    /s/ Joseph E. Timmons               Director                )
    ----------------------------------                          )
    Joseph E. Timmons                                           )
                                                                )

                                  EXHIBIT INDEX

 Exhibit No.    Description
 -----------    ----------------------------------------------------------------

    3(1)  Registrant's  Articles of Incorporation  (incorporated by reference to
          Exhibit 3(1) to the Registrant's Registration Statement on form S-1 filed with the Commission on September17, 1997 (the "Registration Statement")).

     (2) Registrant's Code of By-Laws (incorporated by reference to Exhibit 3(2) to the Registration Statement).

   10(2)* Union Community Bancorp Stock Option Plan (incorporated by reference to Exhibit 10(2) to the Registration Statement).

     (3)* Union Federal Savings and Loan Association Recognition and Retention Plan and Trust (incorporated by reference to Exhibit 10(3) to the Registration Statement).

     (4)  Union  Community  Bancorp  Employee  Stock  Ownership  Plan and  Trust
          Agreement   (incorporated   by  reference  to  Exhibit  10(4)  to  the
          Registration Statement).

     (5)* Employment   Agreement,   between  Union  Federal   Savings  and  Loan
          Association  and  Joseph E.  Timmons  (incorporated  by  reference  to
          Exhibit 10(5) to the Registration Statement).

     (6) Exempt Loan and Share Purchase Agreement, between Trust Under Union Community Bancorp Exempt Stock Ownership Plan and Trust Agreement and Union Community Bancorp (incorporated by reference to Exhibit 10(6) to the Registration Statement).

     (7)* Employment   Agreement,   between  Union  Federal   Savings  and  Loan
          Association and Alan L. Grimble, dated July 1, 2001, and the first amendment thereto dated as of April 17, 2002 (incorporated by reference to Exhibit 10(7) to the Registrants 2003 Annual Report on Form 10-K filed with the Commission on March 28, 2003 ("2003 Form 10-K")).

     (8)* Employment   Agreement,   between  Union  Federal   Savings  and  Loan
          Association and J. Lee Walden, dated January 2, 2002 (incorporated by reference to Exhibit 10(8) of the 2003 Form 10-K).

   13     2003 Annual Report

   14     Code of Ethics

   21     Subsidiaries of the Registrant

   23     Consent of Independent Accountants

   31(1)  Certification

   31(2)  Certification

   32     Certification

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.