Form 10-Q
period 2004-03-31
UNION COMMUNITY BANCORP
filed 2004-05-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2004 was 2,100,000.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                     3

PART I.   FINANCIAL INFORMATION                                               4

Item 1.   Financial Statements                                                4

             Consolidated Condensed Balance Sheets                            4

             Consolidated Condensed Statements of Income                      5

             Consolidated Condensed Statement of Shareholders' Equity         6

             Consolidated Condensed Statements of Cash Flows                  7

             Notes to Unaudited Consolidated Condensed Financial Statements   8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         12

Item 4.   Controls and Procedures                                            12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13
Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities                                             13
Item 3.   Defaults Upon Senior Securities                                    13
Item 4.   Submission of Matters to a Vote of Security Holders                13
Item 5.   Other Information                                                  13
Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

CERTIFICATIONS                                                               15

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


PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                         March 31,              December 31,
                                                                                           2004                     2003
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                       $    834,752        $        784,673
       Interest-bearing demand deposits                                             11,524,005              11,103,669
                                                                                  ------------------ -------------------------
           Cash and cash equivalents                                                12,358,757              11,888,342
       Interest-bearing deposits                                                     2,150,239                 150,239
       Investment securities
           Available for sale                                                        4,997,810               5,908,437
           Held to maturity                                                            315,533                 493,801
                                                                                  ------------------ -------------------------
                Total investment securities                                          5,313,343               6,402,238
       Loans, net of allowance for loan losses of $1,196,000 and $1,221,000        223,577,013             221,230,152
       Premises and equipment                                                        4,346,755               4,627,766
       Federal Home Loan Bank stock                                                  3,600,700               3,556,100
       Investment in limited partnership                                             2,215,109               2,215,109
       Foreclosed assets and real estate held for development, net                   1,323,737               1,347,824
       Goodwill                                                                      2,392,808               2,392,808
       Interest receivable                                                           1,147,161               1,128,342
       Cash value of life insurance                                                  5,213,420               5,149,394
       Other assets                                                                  1,268,365               1,488,457
                                                                                  ------------------ -------------------------

           Total assets                                                           $264,907,407          $  261,576,771
                                                                                  ================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                    $  3,710,598        $      3,929,724
           Interest-bearing                                                        189,731,663             186,262,428
                                                                                  ------------------ -------------------------
                Total deposits                                                     193,442,261             190,192,152
       Borrowings                                                                   33,666,561              33,946,109
       Interest payable                                                                422,757                 572,487
       Other liabilities                                                             1,579,494               1,336,501
                                                                                  ------------------ -------------------------
           Total liabilities                                                       229,111,073             226,047,249
                                                                                  ------------------ -------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 2,100,000 shares                                22,414,503              22,395,104
       Retained earnings                                                            15,131,802              14,984,757
       Accumulated other comprehensive loss                                             (1,322)               (55,295)
       Unearned employee stock ownership plan (ESOP) shares                         (1,205,664)            (1,228,998)
       Unearned recognition and retention plan (RRP) shares                           (542,985)              (566,046)
                                                                                  ------------------ -------------------------
           Total shareholders' equity                                               35,796,334              35,529,522
                                                                                  ------------------ -------------------------

           Total liabilities and shareholders' equity                             $264,907,407          $  261,576,771
                                                                                  ================== =========================

  See notes to consolidated condensed financial statements.



                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                          ------------------- -------------------
                                                                                                 2004                 2003
                                                                                          ------------------- -------------------
  Interest and Dividend Income
       Loans                                                                                 $  3,448,091        $  4,021,991
       Investment securities                                                                       35,827              31,823
       Dividends on Federal Home Loan Bank stock                                                   44,684              44,000
       Deposits with financial institutions                                                        25,748             128,657
                                                                                          ------------------- -------------------
           Total interest and dividend income                                                   3,554,350           4,226,471
                                                                                          ------------------- -------------------

  Interest Expense
       Deposits                                                                                 1,177,891           1,468,828
       Federal Home Loan Bank advances                                                            420,266             452,230
                                                                                          ------------------- -------------------
           Total interest expense                                                               1,598,157           1,921,058
                                                                                          ------------------- -------------------

  Net Interest Income                                                                           1,956,193           2,305,413
       Provision for loan losses                                                                  110,047              30,000
                                                                                          ------------------- -------------------
  Net Interest Income After Provision for Loan Losses                                           1,846,146           2,275,413
                                                                                          ------------------- -------------------

  Other Income
         Service charges on deposit accounts                                                       37,592              35,738
       Equity in gains of limited partnerships                                                        ---              10,000
       Other income                                                                               121,309              23,144
                                                                                          ------------------- -------------------
           Total other income                                                                     158,901              68,882
                                                                                          ------------------- -------------------

  Other Expenses
       Salaries and employee benefits                                                             746,153             720,284
       Net occupancy expenses                                                                      80,686              76,002
       Equipment expenses                                                                          90,231              79,887
       Legal and professional fees                                                                 95,627              85,525
       Data processing fees                                                                       101,190             101,250
       Other expenses                                                                             274,650             279,800
                                                                                          ------------------- -------------------
           Total other expenses                                                                 1,388,537           1,342,748
                                                                                          ------------------- -------------------

  Income Before Income Tax                                                                        616,510           1,001,547
       Income tax expense                                                                         172,900             356,682
                                                                                          ------------------- -------------------

  Net Income                                                                                  $   443,610         $   644,865
                                                                                          =================== ===================

  Basic Earnings per Share                                                                 $          .23     $           .31

  Diluted Earnings per Share                                                                          .23                 .31

  Dividends per Share                                                                                 .15                 .15

  See notes to consolidated condensed financial statements.

                                        5

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2004
                                   (Unaudited)



                                                                               Accumulated
                                  Common Stock                                   Other        Unearned
                             -----------------------
                               Shares                Comprehensive  Retained   Comprehensive    ESOP       Unearned
                             Outstanding   Amount       Income      Earnings   Income(Loss)    Shares    Compensation       Total
                             ----------- ----------- -------------- ---------- ------------- ----------- ------------- -------------

Balances, January 1, 2004    2,100,000  $ 22,395,104               $14,984,757   $(55,295)  $(1,228,998)  $(566,046)   $ 35,529,522
Comprehensive income
  Net income for the period                            $443,610        443,610                                              443,610
    Other comprehensive
     income, net of tax
     Unrealized gains on
     securities                                          53,973                    53,973                                    53,973
                                                      ------------
  Comprehensive income                                 $497,583
                                                      ============
  Cash dividends ($.15 per                                            (296,565)                                            (296,565)
share)
  Amortization of unearned
    compensation expense                       3,085                                                         23,061          26,146
  ESOP shares earned                          16,314                                             23,334                      39,648
                            ----------- -------------              ----------- ------------ ------------ ------------- -------------
Balances, March 31, 2004     2,100,000   $22,414,503               $15,131,802   $ (1,322)   (1,205,664)  $(542,985)    $35,796,334
                            =========== =============              =========== ============ ============ ============= =============



See notes to consolidated condensed financial statements.



                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                              ---------------- ---------------
                                                                                                   2004             2003
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                             $     443,610       $  644,865
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                  110,047           30,000
         Depreciation and amortization                                                               93,158          106,188
         Investment securities accretion, net                                                          (116)            (216)
         Loss on sale of real estate owned                                                           43,333           18,435
         Gain on sale of premises and equipment                                                     (22,746)            ----
         Equity in losses (gains) of limited partnerships                                              ----          (10,000)
         Amortization of purchase accounting adjustments                                              9,334          (84,844)
         Amortization of unearned compensation expense                                               26,146           44,107
         ESOP shares earned                                                                          39,648           38,101
         Net change in:
           Interest receivable                                                                      (18,819)          58,375
           Interest payable                                                                        (149,730)        (165,920)
         Other adjustments                                                                          193,138          701,948
                                                                                              ---------------- ---------------
                Net cash provided by operating activities                                           767,003        1,381,039
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                   (2,000,000)            ----
       Investment securities
           Purchase of investment securities available for sale                                        ----       (3,000,000)
           Proceeds from maturities and sales of investment securities available for sale         1,000,000             ----
           Proceeds from maturities of securities held to maturity and paydowns of mortgage-
                 backed securities                                                                  178,384          425,826
       Net changes in loans                                                                      (2,684,852)       5,211,813
       Additions to real estate owned                                                                (2,645)         (33,480)
       Proceeds from real estate sales                                                              188,160          186,565
       Purchases of property and equipment                                                          (46,426)        (640,778)
       Proceeds from sale of premises and equipment                                                 264,130             ----
       Other investing activities                                                                      ----          (95,881)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) investing activities                              (3,103,249)       2,054,065
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            (2,514,075)      13,785,845
         Certificates of deposit                                                                  5,764,184       (2,405,140)
       Repayment of borrowings                                                                     (252,892)        (317,890)
       Cash dividends                                                                              (296,565)        (321,849)
       Net change in advances by borrowers for taxes and insurance                                  106,009          225,116
                                                                                              ---------------- ---------------
                Net cash provided by financing activities                                         2,806,661       10,996,082
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                           470,415       14,431,186

  Cash and Cash Equivalents, Beginning of Period                                                 11,888,342       36,586,187
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                    $  12,358,757    $  51,017,373
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                          $    1,747,887   $   2,086,978
       Income tax paid                                                                               12,583             ----
       Loans transferred to foreclosed real estate                                                  211,866          172,188

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp, an Indiana corporation (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2003 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2004, and for the three months ended March 31, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                                                                        Weighted-
              For the Three Months Ended March 31, 2004                                  Average         Per Share
                                                                       Income            Shares           Amount
       Basic earnings per share
            Income available to common stockholders                    $443,610          1,937,973          $0.23

       Effect of dilutive stock options                                                     31,129
                                                                 ------------------- ---------------- ----------------

       Diluted earnings per share
               Income available to common stockholders
                and assumed conversions                                $443,610          1,969,102          $0.23
                                                                 =================== ================ ================



                                                                                        Weighted-
              For the Three Months Ended March 31, 2003                                  Average         Per Share
                                                                       Income            Shares           Amount
       Basic earnings per share
            Income available to common stockholders                    $644,864          2,091,330          $0.31

       Effect of dilutive stock options                                                     15,280
                                                                 ------------------- ---------------- ----------------

       Diluted earnings per share
               Income available to common stockholders
                and assumed conversions                                $644,864          2,106,610          $0.31
                                                                 =================== ================ ================

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2003 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                           Three Months Ended     Three Months Ended March
                                                                             March 31, 2004               31, 2003
                                                                        -----------------------------------------------------

            Net income, as reported                                           $  443,610                $   644,845
            Less:  Total stock-based employee compensation cost
               determined under the fair value based method, net of
               income taxes                                                         5,133                     9,133
                                                                        -----------------------------------------------------

            Pro forma net income                                              $  438,477                $   635,712
                                                                        =====================================================

            Earnings per share:
                Basic - as reported
                                                                              $      .23                $       .31
                Basic - pro forma
                                                                              $      .23                $       .30
                Diluted - as reported
                                                                              $      .23                $       .31
                Diluted - pro forma
                                                                              $      .22                $       .30


Note 4: Reclassifications

Certain reclassifications have been made to the 2003 consolidated condensed financial statements to conform to the March 31, 2004 presentation.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 24 through 26 of the Annual Report to Shareholders for the year ended December 31, 2003, which was filed on Form 10-K with the commission on March 29, 2004. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of the foreclosed assets and real estate held for development, and the valuation of intangible assets.

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

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. A review of the fair value of the Company's goodwill and core deposit intangible was performed in the fourth quarter of 2003 and it was management's opinion that there was no impairment to these intangible assets as of the date of the review.

Financial Condition

Total assets increased $3.3 million to $264.9 million at March 31, 2004 from $261.6 million at December 31, 2003. Net loans increased $2.3 million to $223.6 million at March 31, 2004. Cash and cash equivalents increased $470,000 from December 31, 2003 to March 31, 2004. Interest-bearing deposits increased $2.0 million while investment securities available for sale decreased $911,000 during the three month period. Premises and equipment decreased $281,000 to $4.3 million at March 31, 2004 primarily due to the sale of an office building previously used as Montgomery's home office. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $378,000 respectively. Goodwill is reviewed annually for impairment and core deposit intangibles are being amortized. Deposits increased by $3.3 million to $193.4 million and borrowed funds decreased by $280,000 during the first quarter of 2004.

Shareholders' equity increased $267,000 to $35.8 million at March 31, 2004. The increase was primarily due to net income for the three months ended March 31, 2004 of $444,000, Employee Stock Ownership Plan shares earned of $40,000, unearned compensation amortization of $26,000 and unrealized gain on available for sale securities of $54,000 offset by cash dividends of $297,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

Net income decreased $201,000 from $645,000 for the three months ended March 31, 2003 to $444,000 for the three months ended March 31, 2004. The return on average assets for the three months ended March 31, 2004 was .68% compared to ..93% for the comparable period in 2003. The return on average equity for the three months ended March 31, 2004 was 4.97% compared to 6.89% for the comparable period in 2003.

For the three months ended March 31, 2004, interest income was $3.6 million as compared to $4.2 million for the three months ended March 31, 2003. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 6.36% during the 2003 period to 5.82% during the 2004 period and a decrease in average interest-earning asset from $276.4 million at March 31, 2003 to $244.3 million at March 31, 2004. The decrease in average interest-earning assets was due to a decrease in interest- earning deposits of $32.9 million partially offset by an increase in loans receivable of $7.7 million. For the three months ended March 31, 2004, interest expense was $1.6 million as compared to $1.9 million for the three months ended March 31, 2003. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.30% during the 2003 period to 2.90% during the 2004 period and a decrease in average interest-bearing liabilities from $233.1 million at March 31, 2003 to $220.5 million at March 31, 2004. Amortization of purchase accounting adjustments also impacted interest expense during the 2003 and 2004 periods. The amortization of purchase accounting adjustments reduced interest expense by $27,000 in the 2004 period compared to a reduction of $126,000 for the 2003 period.

The provision for loan losses for the three months ended March 31, 2004 was $110,000 as compared to $30,000 for the comparable period in 2003. The increase was due to a review performed at quarter end to determine the adequacy of the current balance in the allowance for loan losses. During the three month period ending March 31, 2004 a charge to the loan loss reserve was made in the amount of $135,000 to write down a participation loan secured by a nursing home. A previous loss of $240,000 had been taken on this loan to write down the loan balance to the appraised value which was expected to be received upon liquidation of the security. A sale price below the appraised and expected value was negotiated by all interested parties which caused the additional estimated loss of the $135,000. Upon review of the loan portfolio including classified loans it was determined $110,000 was required to be added to the loan loss reserve for the 2004 three-month period.

Total other income increased $90,000 from $69,000 for the three months ended March 31, 2003 to $159,000 for the 2004 three month period primarily due to cash value income on life insurance of $64,000 during the 2004 period compared to no income of this type in the 2003 three month period. Increases in other miscellaneous fees contributed the additional increase in other income. Other expenses increased $46,000 from $1,343,000 for the three months ended March 31, 2003 to $1,389,000 for the comparable period in 2004. Expenses increased primarily due to by the cost of additional services being offered and the growth of the Company.

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

At March 31, 2004 Union Federal had $6.4 million in classified loans as compared to $5.7 million at December 31, 2003. Union Federal had $2.3 million and $1.7 million in loans classified as special mention as of March 31, 2004 and December 31, 2003 respectively. In addition, Union Federal had $3.6 million and $3.2 million of loans classified as substandard at March 31, 2004 and December 31, 2003, respectively. At both March 31, 2004 and at December 31, 2003, $546,000 and $781,000, respectively, in loans were classified as doubtful and no loans were classified as loss for either period end. At March 31, 2004, and December 31, 2003, respectively, $4.1 million and $3.6 million of the substandard and doubtful loans were non-accrual loans. The allowance for loan losses was $1,196,000 or .53% of loans at March 31, 2004 as compared to $1,221,000 or .55%
of loans at December 31, 2003.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2003, Union Federal had liquid assets of $11.9 million and a liquidity ratio of 5.2%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2003 and 2002, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.


     Union Federal:
                              At December 31, 2003                      At December 31, 2002
                              --------------------                      --------------------
     Changes In Rates       $ Change in NPV      % Change in NPV      $ Change in NPV      % Change in NPV
     ----------------       ---------------      ---------------      ---------------      ---------------
       +300 bp                 $ (13,627)                (34)%           $ (9,699)               (22)%
       +200 bp                    (8,638)                (22)              (5,377)               (12)
       +100 bp                    (3,835)                (10)              (1,621)                (4)
          0 bp                         0                   0                    0                  0
       -100 bp                     1,037                   3                 (660)                (2)

Management believes that at March 31, 2004, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 17-18 of the Company's Annual Report on Form 10-K for the period ended December 31, 2003.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

          Although the Company and its subsidiaries are involved, from time to time, in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to Vote of Security Holders.

          No matter was submitted to a vote of the Company's shareholders during the first quarter of 2004.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K

               1. Earnings release for the quarter ended December 31, 2003 filed on January 28, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNION COMMUNITY BANCORP

Date:         May 14, 2004              By: /s/ Alan L. Grimble
                                           -------------------------------------
                                           Alan L. Grimble
                                           Chief Executive Officer


Date:         May 14, 2004              By: /s/ J. Lee Walden
                                            ------------------------------------
                                            J. Lee Walden
                                            Chief Financial Officer