Form 10-Q
period 2004-06-30
UNION COMMUNITY BANCORP
filed 2004-08-11
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2004 was 1,988,000.

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



PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                         June 30,               December 31,
                                                                                           2004                     2003
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                       $          742,459       $          784,673
       Interest-bearing demand deposits                                                   10,843,250              11,103,669
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                      11,585,709              11,888,342
       Interest-bearing deposits                                                           2,126,140                 150,239
       Investment securities
              Available for sale                                                           4,903,430               5,908,437
              Held to maturity                                                               273,110                 493,801
                                                                                  ------------------------ -------------------------
                       Total investment securities                                         5,176,540               6,402,238
       Loans, net of allowance for loan losses of $1,156,000 and $1,221,000              222,062,432             221,230,152
       Premises and equipment                                                              4,276,538               4,627,766
       Federal Home Loan Bank stock                                                        3,640,800               3,556,100
       Investment in limited partnership                                                   2,215,109               2,215,109
       Foreclosed assets and real estate held for development, net                           906,287               1,347,824
       Goodwill                                                                            2,392,808               2,392,808
       Interest receivable                                                                 1,045,500               1,128,342
       Cash value life insurance                                                           5,277,446               5,149,394
       Other assets                                                                          834,481               1,488,457
                                                                                  ------------------------ -------------------------

           Total assets                                                               $  261,539,790          $  261,576,771
                                                                                  ======================== =========================
  Liabilities
       Deposits
           Noninterest-bearing                                                     $       3,319,910        $      3,929,724
           Interest-bearing                                                              188,733,910             186,262,428
                                                                                  ------------------------ -------------------------
                Total deposits                                                           192,053,820             190,192,152
       Federal Home Loan Bank advances                                                    33,639,904              33,946,109
       Interest payable                                                                      482,908                 572,487
       Other liabilities                                                                   1,456,944               1,336,501
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             227,633,576             226,047,249
                                                                                  ------------------------ -------------------------
  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 1,988,000 and 2,100,000 shares                        21,246,283              22,395,104
       Retained earnings                                                                  14,451,174              14,984,757
       Accumulated other comprehensive loss                                                  (88,513)               (55,295)
       Unearned employee stock ownership plan (ESOP) shares                               (1,182,806)            (1,228,998)
       Unearned recognition and retention plan (RRP) shares                                 (519,924)              (566,046)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     33,906,214              35,529,522
                                                                                  ------------------------ -------------------------
           Total liabilities and shareholders' equity                                $   261,539,790          $  261,576,771
                                                                                  ======================== =========================



  See notes to consolidated condensed financial statements.



                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30                              June 30
                                                           ------------------ ------------------- ----------------- ----------------
                                                                  2004               2003               2004              2003
                                                           ------------------ ------------------- ----------------- ----------------
  Interest and Dividend Income
       Loans                                                  $  3,411,146       $  3,723,641        $  6,859,236      $  7,745,632
       Investment securities                                        25,680             47,748              61,508           79,571
       Dividends on Federal Home Loan Bank stock                    37,160             47,477              81,844           91,476
       Deposits with financial institutions                         39,077            133,330              64,824          261,987
                                                           ------------------ ------------------- ----------------- ----------------
           Total interest and dividend income                    3,513,063          3,952,196            7,067,412        8,178,666
                                                           ------------------ ------------------- ----------------- ----------------

  Interest Expense
       Deposits                                                  1,128,490          1,327,926           2,306,381         2,796,754
       Federal Home Loan Bank advances                             420,094            456,898             840,359           909,128
                                                           ------------------ ------------------- ----------------- ----------------
           Total interest expense                                1,548,584          1,784,824           3,146,740         3,705,882
                                                           ------------------ ------------------- ----------------- ----------------

  Net Interest Income                                            1,964,479          2,167,372           3,920,672         4,472,784
       Provision for loan losses                                     2,772             30,000             112,819            60,000
                                                           ------------------ ------------------- ----------------- ----------------
  Net Interest Income After Provision for Loan Losses            1,961,707          2,137,372           3,807,853         4,412,784
                                                           ------------------ ------------------- ----------------- ----------------

  Other Income
       Service charges on deposit accounts                          68,491             35,345             106,083           71,083
       Equity in income of limited partnerships                        ---                ---                 ---            10,000
       Other income                                                116,452             49,151             237,761            72,295
                                                           ------------------ ------------------- ----------------- ----------------
           Total other income                                      184,943             84,496             343,844           153,378
                                                           ------------------ ------------------- ----------------- ----------------

  Other Expenses
       Salaries and employee benefits                              812,978            759,072           1,559,131         1,479,355
       Net occupancy expenses                                       74,851             70,655             155,537           146,657
       Equipment expenses                                           81,677             78,305             171,908           158,192
       Legal and professional fees                                  96,904             88,551             192,532           174,076
       Data processing fees                                        107,244            102,988             208,434           204,237
       Other expenses                                              407,288            294,496             681,937           574,297
                                                           ------------------ ------------------- ----------------- ----------------
           Total other expenses                                  1,580,942          1,394,067           2,969,479         2,736,814
                                                           ------------------ ------------------- ----------------- ----------------

  Income Before Income Tax                                         565,708            827,801           1,182,218         1,829,348
       Income tax expense                                          157,700            276,817             330,600           633,500
                                                           ------------------ ------------------- ----------------- ----------------

  Net Income                                                 $     408,008      $     550,984       $     851,618      $  1,195,848
                                                           ================== =================== ================= ================

  Basic Earnings per Share                                          $  .22             $  .28              $  .45            $  .59
  Diluted Earnings per Share                                           .21                .28                 .44               .58
  Dividends per Share                                                  .15                .15                 .30               .30




  See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2004
                                   (Unaudited)




                                 Common Stock                                  Accumulated
                            -----------------------                               Other      Unearned
                              Shares                Comprehensive  Retained   Comprehensive    ESOP        Unearned
                            Outstanding   Amount       Income      Earnings       Loss        Shares     Compensation      Total
                            ----------- ----------- -------------- ---------- ------------- ------------ ------------- -------------
Balances, January 1, 2004    2,100,000   $22,395,104               $14,984,757 $(55,295)    $(1,228,998)  $(566,046)    $35,529,522
Comprehensive income
  Net income for the period                            $851,618        851,618                                              851,618
    Other comprehensive
      income, net of tax
      Unrealized losses on
        securities                                      (33,218)               $(33,218)                                    (33,218)
                                                      ----------
  Comprehensive income                                 $818,400
                                                      ==========
  Cash dividends ($.30 per                                            (576,331)                                            (576,331)
    share)
  Purchase of common stock     112,000    (1,188,884)                 (808,870)                                          (1,997,754)
  Amortization of unearned
    compensation expense                       6,171                                                         46,122          52,293
  ESOP shares earned                          33,892                                             46,192                      80,084
                            -------------------------              -----------------------------------------------------------------
Balances, June 30, 2004      1,988,000   $21,246,283               $14,451,174 $(88,513)    $(1,182,806)  $(519,924)    $33,906,214
                            =========================              =================================================================






See notes to consolidated condensed financial statements.









                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ---------------- ---------------
                                                                                                   2004             2003
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                             $     851,618     $  1,195,848
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   65,000           67,787
         Depreciation and amortization                                                              184,048          162,152
         Investment securities accretion, net                                                          (233)            (432)
         Loss on sale of real estate owned                                                          143,294           14,045
         Gain on sale of premises and equipment                                                     (22,746)             ---
         Equity in losses of limited partnerships                                                       ---          (10,000)
         Amortization of purchase accounting adjustments                                             18,667         (169,689)
         Amortization of unearned compensation expense                                               52,293           99,025
         ESOP shares earned                                                                          80,084           78,302
         Net change in:
           Interest receivable                                                                       82,842           68,159
           Interest payable                                                                         (89,579)        (158,184)
         Other adjustments                                                                          337,641       (4,951,785)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) operating activities                               1,702,929       (3,604,772)
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                   (1,975,901)             ---
       Investment securities
           Purchase of investment securities available for sale                                     (50,000)      (8,000,000)
           Proceeds from sales of investment securities available for sale                        1,000,000              ---
           Proceeds from maturities of securities held to maturity and paydowns of mortgage-
              backed securities                                                                     220,924        3,877,573
       Net changes in loans                                                                      (1,465,558)       6,800,243
       Additions to real estate owned                                                                (3,477)        (124,138)
       Proceeds from real estate sales                                                              824,178          389,657
       Purchases of property and equipment                                                          (60,539)      (1,537,055)
          Proceeds from sale of property and equipment                                              264,130              ---
          Other investing activities                                                                                 (95,881)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) investing activities                              (1,246,243)       1,310,399
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            (2,498,361)      13,278,109
         Certificates of deposit                                                                  4,360,029       (6,084,534)
       Repayment of borrowings                                                                     (252,892)        (317,890)
       Cash dividends                                                                              (576,331)        (616,997)
       Repurchase of common stock                                                                (1,997,754)      (3,000,300)
       Net change in advances by borrowers for taxes and insurance                                  205,990          415,255
                                                                                              ---------------- ---------------
                Net cash provided by (used in) financing activities                                (759,319)       3,673,643
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                          (302,633)       1,379,270

  Cash and Cash Equivalents, Beginning of Period                                                 11,888,342       36,586,187
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                    $  11,585,709    $  37,965,457
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                          $    3,236,319   $   3,864,066
       Income tax paid                                                                              184,583          696,913
       Loans transferred to foreclosed real estate                                                  536,123          150,790




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

The interim consolidated financial statements at June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                           Three Months Ended
                                                 June 30, 2004                                June 30, 2003
                                                 -------------                                -------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                        $408,008    1,880,160         $ .22          $550,984   1,973,814          $ .28
                                                                  ===========                                =============
Effect of dilutive RRP awards
and stock options                                      30,330                                      23,577
                                   -------------- ---------------                 ------------ -------------
Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                        $ 408,008    1,910,490         $ .21         $ 550,984   1,997,391          $ .28
                                   ============== =============== ===========     ============ ============= =============

                                               Six Months Ended                               Six Months Ended
                                                 June 30, 2004                                 June 30, 2003
                                                 -------------                                 -------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                       $ 851,618    1,908,900         $ .45        $ 1,195,848   2,032,240          $ .59
                                                                  ===========                                 =============
Effect of dilutive RRP awards
and stock options                                      30,730                                       19,381
                                   -------------- ---------------                 ------------- -------------
Diluted earnings per share
   Income available to  common
    shareholders and assumed
    conversions                        $ 851,618    1,939,630         $ .44        $ 1,195,848   2,051,621          $ .58
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



                                                                 Three Months Ended         Three Months Ended
                                                                    June 30, 2004              June 30, 2003
                                                               -----------------------------------------------

   Net income, as reported                                             $408,008                  $  550,984
   Less:  Total stock-based employee compensation cost
      determined under the fair value based method, net of
      income taxes                                                        5,133                       9,133
                                                               -----------------------------------------------

   Pro forma net income                                                $402,875                  $  541,851
                                                               ===============================================

   Earnings per share:
       Basic - as reported                                             $    .22                  $      .28
       Basic - pro forma                                               $    .21                  $      .27
       Diluted - as reported                                           $    .21                  $      .28
       Diluted - pro forma                                             $    .21                  $      .27


                                                                   Six Months Ended          Six Months Ended
                                                                    June 30, 2004             June 30, 2003
                                                               -----------------------------------------------

                                                                        $851,618                  $1,195,848
   Net income, as reported
   Less:  Total stock-based employee compensation cost
      determined under the fair value based method, net of
      income taxes                                                        10,267                      18,267
                                                               -----------------------------------------------

                                                                        $841,351                  $1,177,581
   Pro forma net income
                                                               ===============================================

   Earnings per share:
       Basic - as reported                                              $    .45                  $      .59
       Basic - pro forma                                                $    .44                  $      .58
       Diluted - as reported                                            $    .44                  $      .58
       Diluted - pro forma                                              $    .43                  $      .57



Note 4: Reclassifications

Certain reclassifications have been made to the 2003 consolidated condensed financial statements to conform to the June 30, 2004 presentation.



Note 5: Repurchase of Common Stock

The Company, from time to time, repurchases common stock on the open market. The following table represents the repurchases for the six months ended June 30, 2004.

                          Number of Shares    Remaining Total   Average Price
   Date of Repurchase       Repurchased         Outstanding       Per Share       Name*
   ------------------       -----------         -----------       ---------       -----
       05/03/2004             24,000             2,076,000         $17.90          N/A
       05/10/2004             50,000             2,026,000         $17.80          N/A
       05/17/2004             13,000             2,013,000         $17.85          N/A
       05/24/2004             15,000             1,998,000         $17.85          N/A
       06/01/2004             10,000             1,988,000         $17.835         N/A

*  For Repurchase from Insiders or Related Parties

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

Union Federal previously owned two subsidiaries, UFS Service Corp. ("UFS"), whose sole asset was its investment in Pedcor Investments 1993-XVI, L.P. ("Pedcor") and MSA, which is a real estate management and development company. Pedcor is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana known as Shady Knoll II Apartments (the "Project"). Union Federal owns the limited partner interest in Pedcor. The general partner is Pedcor
Investments   LLC.  The   Project,   operated  as  a   multi-family,   low-  and
moderate-income housing project, which is completed and is performing as planned. Because UFS engages exclusively in activities that are permissible for a national bank, OTS regulations permit Union Federal to include its investment in UFS in its calculation of regulatory capital. MSA owned a tract of land in Crawfordsville, Indiana, which was being developed for the construction of seven condominium units. Union Federal's investment in MSA was previously excluded from its calculation of regulatory capital. The assets and liabilities of UFS were transferred to Union Federal during the quarter ended June 30, 2004 and UFS Service Corp. was dissolved. Also during the second quarter of 2004 the MSA condominium development was completed and the remaining assets of MSA were transferred to Union Federal and the corporation was dissolved.

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


Financial Condition

Total assets decreased $37,000 to $261.5 million from December 31, 2003 to June 30, 2004. Net loans increased $832,000 to $222.1 million at June 30, 2004. Cash and cash equivalents decreased $303,000 from December 31, 2003 to June 30, 2004. Interest-bearing deposits increased $2.0 million from $150,000 at December 31, 2003 to $2.1 million at June 30, 2004. This increase was primarily due to the decrease in cash and cash equivalents and a decrease in investment securities from $6.4 million at December 31, 2003 to $5.2 million at June 30, 2004. Premises and equipment decreased $351,000 to $4.3 million at June 30, 2004 primarily due to the sale of an office building previously used as Montgomery's home office. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $358,000 respectively. Goodwill is reviewed annually for impairment and core deposit intangibles are being amortized. Deposits increased by $1.9 million to $192.1 million and borrowed funds decreased by $306,000 during the first six months of 2004.

Shareholders' equity decreased $1.6 million to $33.9 million at June 30, 2004. The decrease was primarily due to repurchase of 112,000 shares of common stock at a total cost of $2.0 million, or an average cost of $17.84 per share, and the payment of cash dividends in the amount of $576,000 partially offset by net income of $852,000, Employee Stock Ownership Plan shares earned of $80,000 and unearned compensation amortization of $52,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2004 and
2003

Net income decreased $143,000 from $551,000 for the three months ended June 30, 2003 to $408,000 for the three months ended June 30, 2004. The return on average assets for the three months ended June 30, 2004 was .62% compared to .79% for the comparable period in 2003. The return on average equity for the three months ended June 30, 2004 was 4.61% compared to 6.02% for the comparable period in 2003.

For the three months ended June 30, 2004, interest income was $3.5 million as compared to $4.0 million for the three months ended June 30, 2003. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 5.96% during the 2003 period to 5.69% during the 2004 period and a decrease in average interest-earning asset from $265.2 million at June 30, 2003 to $247.1 million at June 30, 2004. For the three months ended June 30, 2004, interest expense was $1.5 million as compared to $1.8 million for the three months ended June 30, 2003. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.02% during the 2003 period to 2.78% during the 2004 period and a decrease in average interest-bearing liabilities from $236.5 million at June 30, 2003 to $229.0 million at June 30, 2004. Amortization of purchase accounting adjustments also impacted interest expense during the 2003 and 2004 periods. The amortization of purchase accounting adjustments reduced interest expense by $27,000 in the 2004 period compared to a reduction of $126,000 for the 2003 period.

The provision for loan losses for the three months ended June 30, 2004 was $3,000 as compared to $30,000 for the comparable period in 2003. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $100,000 from $85,000 for the three months ended June 30, 2003 to $185,000 for the 2004 comparable period. This increase was primarily due to an increase in service charges on deposit accounts from $35,000 for the three months ended June 30, 2003 to $68,000 for the 2004 three month period and an increase in income on bank owned life insurance of $40,000. Total other expenses increased $187,000 from $1,394,000 for the three months ended June 30, 2003 to $1,581,000 for the comparable period in 2004. This increase was primarily due to net losses on real estate owned of $100,000 during the 2004 three month period compared to a net gain of $4,000 during the 2003 comparable period. Other increases in noninterest expenses were primarily due to the costs of new services being offered.


Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

Net income decreased $344,000 from $1,196,000 for the six months ended June 30, 2003 to $852,000 for the six months ended June 30, 2004. The return on average assets for the six months ended June 30, 2004 was .65% compared to .86% for the comparable period in 2004. The return on average equity for the six months ended June 30, 2004 was 4.79% compared to 6.46% for the comparable six-month period in 2003.

For the six months ended June 30, 2004, interest income was $7.1 million as compared to $8.2 million for the six months ended June 30, 2003. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 6.16% during the 2003 period to 5.75% during the 2004 period and a decrease in average interest-earning asset from $265.6 million at June 30, 2003 to $245.7 million at June 30, 2004. For the six months ended June 30, 2004, interest expense was $3.1 million as compared to $3.7 million for the six months ended June 30, 2003. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.16% during the 2003 period to 2.84% during the 2004 period and a decrease in average interest-bearing liabilities from $234.8 million at June 30, 2003 to $221.8 million at June 30, 2004. Amortization of purchase accounting adjustments also impacted interest expense during the 2003 and 2004 periods. The amortization of purchase accounting adjustments reduced interest expense by $53,000 in the 2004 period compared to a reduction of $252,000 for the 2003 period.

The provision for loan losses for the six-month period ending June 30, 2004 was $113,000 compared to a provision of $60,000 for the comparable 2003 period. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $191,000 from $153,000 for the six months ended June 30, 2003 to $344,000 for the 2004 comparable period. This increase was primarily due to an increase in service charges on deposit account of $35,000 and an increase in income on bank owned life insurance of $128,000 for the comparable periods. Total other expenses increased $232,000 from $2,737,000 for the six months ended June 30, 2003 to $2,969,000 for the comparable period in 2004. Other expenses increased $108,00 for the comparable periods primarily due to net losses on the sale of real estate owned totaling $121,000 for the six months ended June 30, 2004 compared to $14,000 for the 2003 six month period. Other noninterest expenses increased primarily due to the cost and growth of additional services being offered.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At June 30, 2004 Union Federal had $5.6 million in classified loans as compared to $5.7 million at December 31, 2003. Union Federal had $1.1 million and $1.7 million in loans classified as special mention as of June 30, 2004 and December 31, 2003 respectively. In addition, Union Federal had $4.5 million and $3.2 million of loans classified as substandard at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 Union Federal had no loans classified as doubtful compared to $781,000 classified as doubtful at December 31, 2003. No loans were classified as loss at either period end. At June 30, 2004, and December 31, 2003, respectively, $4.2 million and $3.6 million of the substandard and doubtful loans were non-accrual loans. The allowance for loan losses was $1,156,000 or .52% of loans at June 30, 2004 as compared to $1,221,000 or .55% of loans at December 31, 2003.


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2004, Union Federal had liquid assets of $13.6 million and a liquidity ratio of 6.0%.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2004 and 2003, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.


Union Federal:
                                 At March 31, 2004                    At March 31, 2003
                                 -----------------                    -----------------
      Changes In Rates   $ Change in NPV  % Change in NPV      $ Change in NPV   % Change in NPV
      ----------------   ---------------  ---------------      ---------------   ---------------
        +300 bp            $ (13,035)          (33)%             $ (9,982)            (22)%
        +200 bp               (7,837)          (20)                (5,577)            (13)
        +100 bp               (3,135)           (8)                (1,841)             (4)
           0 bp                    0             0                      0               0
        -100 bp                  153             0                   (612)             (1)

Management believes that at June 30, 2004 there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 17-18 of the Company's Annual Report on Form 10-K for the period ended December 31, 2003.


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


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

           Purchases of common stock made by or on behalf of the Company during the three months ended June 30, 2004 are set forth below:

                                                                              Total Number of       Maximum Number (or
                                                                             Shares (or Units)      Approximate Dollar
                                       Total Number of      Average Price    Purchased as Part     Value) of Shares (or
                          Period      Shares (or Units)     Paid Per Share      of Publicly       Units) that May Yet Be
                                        Purchased (1)         (or Unit)       Announced Plans      Purchased Under the
                                                                              or Programs (2)       Plans or Programs
              April, 2004
              (4/1/04 thru 4/30/04)             ----              ----                   ----               ----
              May, 2004
              (5/1/04 thru 5/31/04)          102,000            $17.84                102,000             98,000
              June, 2004
              (6/1/04 thru 6/30/04)           10,000            $17.84                 10,000             88,000
                                             -------            ------                -------             ------
                          Total              112,000            $17.84                112,000             88,000
                                             =======            ======                =======             ======


               (1) During the periods reported above, there were no shares of Common Stock which were repurchased by the Company other than through a publicly announced plan or program.

               (2) On April 29, 2004, the Company announced the approval by the Board of Directors to repurchase, from time to time, on the open market of up to 200,000 of the Company's outstanding shared of common stock.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to Vote of Security Holders.

           The following matters were submitted to a vote of the security holders during the Company's Annual Meeting of Shareholders held on April 21, 2004:

           (a) Three directors were elected to terms expiring in 2007 by the following votes:

                  Philip L. Boots           For: 1,858,380    Withheld:   67,278
                  Mark E. Foster            For: 1,857,006    Withheld:   68,652
                  John M. Horner            For: 1,748,866    Withheld:  176,792

              The terms of office of the following directors of Union Community Bancorp continued after the Annual Shareholder Meeting:

                   Name                               Term Expires In
                   ----                               ---------------
                   Marvin L. Burkett                       2005
                   Phillip E. Grush                        2005
                   Joseph E. Timmons                       2005
                   C. Rex Henthorn                         2006
                   Samuel H. Hildebrand                    2006
                   Joseph M. Malott                        2006
                   Harry A. Siamas                         2006

                                                 For       Against   Abstentions
                                              ---------    -------   -----------
           (b) Ratification of appointment
               of BKD, LLP as auditors        1,900,406    13,522       11,730

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits

               31(1)   Certification required by 17 C.F.R. ss. 240.13a-14(a)
               31(1)   Certification required by 17 C.F.R. ss. 240.13a-14(a)
               32      Certification pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

               1. Earnings release for the quarter ended March 31, 2004 filed on April 29, 2004.

               2.   Stock  repurchase  program  announcement  filed on April 29,
                    2004

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNION COMMUNITY BANCORP


Date:  August 11, 2004               By: /s/ Alan L. Grimble
                                     ---------------------------------------
                                     Alan L. Grimble
                                     Chief Executive Officer



Date:  August 11, 2004               By: /s/ J. Lee Walden
                                     ---------------------------------------
                                     J. Lee Walden
                                     Chief Financial Officer