Form 10-Q
period 2004-09-30
UNION COMMUNITY BANCORP
filed 2004-11-12
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2004 was 1,935,000.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index



                                                                        Page No.

FORWARD LOOKING STATEMENT                                                      3

PART I.  FINANCIAL INFORMATION                                                 4

Item 1.  Financial Statements                                                  4

           Consolidated Condensed Balance Sheets                               4

           Consolidated Condensed Statements of Income                         5

           Consolidated Condensed Statement of Shareholders' Equity            6

           Consolidated Condensed Statements of Cash Flows                     7

           Notes to Unaudited Consolidated Condensed Financial Statements      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16

Item 4.  Controls and Procedures                                              16



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

EXHIBITS

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



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           UNION COMMUNITY BANCORP AND SUBSIDIARY
                                           Consolidated Condensed Balance Sheets
                                                                                       September 30,            December 31,
                                                                                           2004                     2003
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                       $          841,515       $         784,673
       Interest-bearing demand deposits                                                    8,774,526              11,103,669
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                       9,616,041              11,888,342
       Interest-bearing deposits                                                           2,131,122                 150,239
       Investment securities
              Available for sale                                                           5,002,020               5,908,437
              Held to maturity                                                               205,185                 493,801
                                                                                  ------------------------ -------------------------
                       Total investment securities                                         5,207,205               6,402,238
       Loans, net of allowance for loan losses of $1,083,514 and $1,221,000              219,597,916             221,230,152
       Premises and equipment                                                              4,257,385               4,627,766
       Federal Home Loan Bank stock                                                        3,681,400               3,556,100
       Investment in limited partnership                                                   2,215,109               2,215,109
       Foreclosed assets and real estate held for development, net                         1,467,745               1,347,824
       Goodwill                                                                            2,392,808               2,392,808
       Interest receivable                                                                 1,117,660               1,128,342
       Cash value life insurance                                                           5,337,349               5,149,394
       Other assets                                                                          731,392               1,488,457
                                                                                  ------------------------ -------------------------

           Total assets                                                               $  257,753,132          $  261,576,771
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                     $       3,706,548        $      3,929,724
           Interest-bearing                                                              184,930,077             186,262,428
                                                                                  ------------------------ -------------------------
                Total deposits                                                           188,636,625             190,192,152
       Federal Home Loan Bank advances                                                    33,532,652              33,946,109
       Interest payable                                                                      566,591                 572,487
       Other liabilities                                                                   1,764,557               1,336,501
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             224,500,425             226,047,249
                                                                                  ------------------------ -------------------------
  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 1,935,000 and 2,100,000 shares                        20,703,764              22,395,104
       Retained earnings                                                                  14,234,613              14,984,757
       Accumulated other comprehensive loss                                                  (28,976)               (55,295)
       Unearned employee stock ownership plan (ESOP) shares                               (1,159,832)            (1,228,998)
       Unearned recognition and retention plan (RRP) shares                                 (496,862)              (566,046)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     33,252,707              35,529,522
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                $   257,753,132          $  261,576,771
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




                                             UNION COMMUNITY BANCORP AND SUBSIDIARY
                                           Consolidated Condensed Statements of Income
                                                          (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30                         September 30
                                                           ------------------ ------------------- ----------------- ----------------
                                                                  2004               2003               2004              2003
                                                           ------------------ ------------------- ----------------- ----------------
  Interest and Dividend Income
       Loans                                                  $  3,311,308       $  3,658,487         $10,190,544       $11,404,119
       Investment securities                                        34,939             59,989              96,447           139,560
       Dividends on Federal Home Loan Bank stock                    40,632             40,112             122,475           131,589
       Deposits with financial institutions                         40,103             64,301             104,928           326,287
                                                           ------------------ ------------------- ----------------- ----------------
           Total interest and dividend income                    3,446,982          3,822,889          10,514,394        12,001,555
                                                           ------------------ ------------------- ----------------- ----------------

  Interest Expense
       Deposits                                                  1,147,832          1,201,281           3,454,213         3,998,035
       Federal Home Loan Bank advances                             423,918            468,063           1,264,278         1,377,191
                                                           ------------------ ------------------- ----------------- ----------------
           Total interest expense                                1,571,750          1,669,344           4,718,491         5,375,226
                                                           ------------------ ------------------- ----------------- ----------------

  Net Interest Income                                            1,875,232          2,153,545           5,795,903         6,626,329
       Provision for loan losses                                    60,000            118,431             172,818           178,431
                                                           ------------------ ------------------- ----------------- ----------------
  Net Interest Income After Provision for Loan Losses            1,815,232          2,035,114           5,623,085         6,447,898
                                                           ------------------ ------------------- ----------------- ----------------

  Other Income
       Service charges on deposit accounts                          72,466             36,758             178,549           107,841
       Equity in income of limited partnerships                        ---                ---                 ---            10,000
       Other income                                                126,498             95,794             364,259           168,089
                                                           ------------------ ------------------- ----------------- ----------------
           Total other income                                      198,964            132,552             542,808           285,930
                                                           ------------------ ------------------- ----------------- ----------------

  Other Expenses
       Salaries and employee benefits                              758,784            563,792           2,317,915         2,043,147
       Net occupancy expenses                                       79,931             73,526             235,468           220,183
       Equipment expenses                                           79,742             80,604             251,650           238,797
       Legal and professional fees                                  82,548             66,768             275,080           240,844
       Data processing fees                                        108,781             93,924             317,215           298,161
       Other expenses                                              246,107            286,770             928,044           861,066
                                                           ------------------ ------------------- ----------------- ----------------
           Total other expenses                                  1,355,893          1,165,384           4,325,372         3,902,198
                                                           ------------------ ------------------- ----------------- ----------------

  Income Before Income Tax                                         658,303          1,002,282           1,840,521         2,831,630
       Income tax expense                                          207,400            334,300             538,000           967,800
                                                           ------------------ ------------------- ----------------- ----------------

  Net Income                                                 $     450,903      $     667,982         $ 1,302,521      $  1,863,830
                                                           ================== =================== ================= ================

  Basic Earnings per Share                                          $  .25             $  .35              $  .69            $  .93
  Diluted Earnings per Share                                           .24                .34                 .68               .92
  Dividends per Share                                                  .15                .15                 .45               .45


  See notes to consolidated condensed financial statements.



                                       5


                                       UNION COMMUNITY BANCORP AND SUBSIDIARY
                               Consolidated Condensed Statement of Shareholders' Equity
                                     For the Nine Months Ended September 30, 2004
                                                      (Unaudited)


                                  Common Stock                                 Accumulated
                             -----------------------                              Other       Unearned
                               Shares                Comprehensive  Retained   Comprehensive    ESOP        Unearned
                             Outstanding   Amount       Income      Earnings       Loss        Shares     Compensation     Total
                             ----------- ----------- -------------- ---------- ------------- ------------ ------------- -----------
Balances, January 1, 2004     2,100,000  $ 22,395,104               $14,984,757 $(55,295)    $(1,228,998)  $(566,046)   $35,529,522
Comprehensive income
  Net income for the period                            $1,302,521     1,302,521                                           1,302,521
    Other comprehensive
      income, net of tax
       Unrealized gains on
          securities                                       26,319                 26,319                                     26,319
                                                       ------------
  Comprehensive income                                 $1,328,840
                                                       ============
  Cash dividends ($.45 per                                             (848,145)                                           (848,145)
    share)
  Purchase of common stock     (165,000)   (1,751,784)               (1,204,520)                                         (2,956,304)
  Amortization of unearned
    compensation expense                        9,257                                                         69,184         78,441
  ESOP shares earned                           51,187                                             69,166                    120,353
                             ----------- -------------              ----------- ------------ ------------ ------------- -----------
Balances, September 30, 2004  1,935,000   $20,703,764               $14,234,613 $(28,976)    $(1,159,832)  $(496,862)   $33,252,707
                             =========== =============              =========== ============ ============ ============= ===========



See notes to consolidated condensed financial statements.









                                       6

                                          UNION COMMUNITY BANCORP AND SUBSIDIARY
                                     Consolidated Condensed Statements of Cash Flows
                                                      (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              ---------------- ---------------
                                                                                                   2004             2003
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                              $  1,302,521     $  1,863,830
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                  172,818          178,431
         Depreciation and amortization                                                              268,872          241,847
         Investment securities accretion, net                                                          (350)            (647)
         Loss on sale of real estate owned                                                           89,539           10,196
         Gain on sale of premises and equipment                                                     (22,746)             ---
         Equity in losses of limited partnerships                                                       ---          (10,000)
         Amortization of purchase accounting adjustments                                             28,001         (254,534)
         Amortization of unearned compensation expense                                               78,441          106,230
         ESOP shares earned                                                                         120,353          118,181
         Net change in:
           Interest receivable                                                                       10,682           14,233
           Interest payable                                                                          (5,896)        (123,941)
         Other adjustments                                                                          399,072       (4,794,667)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) operating activities                               2,441,307       (2,650,841)
                                                                                              ---------------- ---------------
  Investing Activities
       Net change in interest-bearing deposits                                                   (1,980,883)             ---
       Investment securities
           Purchase of investment securities available for sale                                     (50,000)      (9,000,000)
           Proceeds from sales of investment securities available for sale                        1,000,000        3,000,000
           Proceeds from maturities of securities held to maturity and paydowns of
                mortgage-backed securities                                                          288,966        1,062,653
       Investment in limited partnership                                                                ---       (1,400,000)
       Net changes in loans                                                                        (849,400)      (5,860,787)
       Additions to real estate owned                                                                (3,477)        (134,134)
       Proceeds from real estate sales                                                            2,035,465          565,923
       Purchases of property and equipment                                                         (120,738)      (1,484,024)
       Proceeds from sale of property and equipment                                                 264,130              ---
       Other investing activities                                                                       ---          (95,881)
                                                                                              ---------------- ---------------
                Net cash provided by (used in) investing activities                                 584,063      (13,346,250)
                                                                                              ---------------- ---------------
  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                            (8,847,061)      13,217,963
         Certificates of deposit                                                                  7,291,534      (11,487,257)
       Proceeds from borrowings                                                                         ---        1,400,000
       Repayment of borrowings                                                                     (333,488)      (3,317,890)
       Cash dividends                                                                              (848,145)        (912,146)
       Repurchase of common stock                                                                (2,956,304)      (3,000,300)
       Net change in advances by borrowers for taxes and insurance                                  395,793          587,357
                                                                                              ---------------- ---------------
                Net cash used in financing activities                                            (5,297,671)      (3,512,273)
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                        (2,272,301)     (19,509,364)

  Cash and Cash Equivalents, Beginning of Period                                                 11,888,342       36,586,187
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                     $  9,616,041    $  17,076,823
                                                                                              ================ ===============
  Additional Cash Flows Information
       Interest paid                                                                           $  4,724,387    $   5,499,167
       Income tax paid                                                                              415,583          915,230
       Loans transferred to foreclosed real estate                                                2,260,585          176,114

  See notes to consolidated condensed financial statements.


                                       7

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

The interim consolidated financial statements at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                            Three Months Ended
                                              September 30, 2004                            September 30, 2003
                                              ------------------                            ------------------
                                                   Weighted                                      Weighted
                                                    Average        Per Share                     Average      Per Share
                                      Income        Shares           Amount         Income        Shares        Amount
                                      ------        ------           ------         ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                        $450,903    1,819,752         $ .25          $667,982   1,933,290          $ .35
                                                                  ===========                                =============

Effect of dilutive RRP awards
and stock options                                      30,198                                      20,930
                                   -------------- ---------------                 ------------ -------------

Diluted earnings per share
   Income available to common
    shareholders and assumed
    conversions                        $ 450,903    1,849,950         $ .24         $ 667,982   1,954,220          $ .34
                                   ============== =============== ===========     ============ ============= =============





                                               Nine Months Ended                             Nine Months Ended
                                              September 30, 2004                             September 30, 2003
                                              ------------------                             ------------------
                                                   Weighted                                       Weighted
                                                    Average        Per Share                      Average      Per Share
                                      Income        Shares           Amount          Income        Shares        Amount
                                      ------        ------           ------          ------        ------        ------
Basic earnings per share
   Income available to common
    shareholders                     $ 1,302,521    1,878,687         $ .69        $ 1,863,830   1,998,826          $ .93
                                                                  ===========                                 =============

Effect of dilutive RRP awards
and stock options                                      29,849                                       19,897
                                   -------------- ---------------                 ------------- -------------

Diluted earnings per share
   Income available to common
    shareholders and assumed
    conversions                      $ 1,302,521    1,908,687         $ .68        $ 1,863,830   2,018,723          $ .92
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


                                                                           Three Months Ended        Three Months Ended
                                                                           September 30, 2004        September 30, 2003
                                                                        -----------------------------------------------------
            Net income, as reported                                             $450,903                   $667,982
            Less:  Total stock-based employee compensation cost
               determined under the fair value based method, net of
               income taxes                                                        5,133                      9,133
                                                                        -----------------------------------------------------

            Pro forma net income                                                $445,770                   $658,849

                                                                        =====================================================

            Earnings per share:
                Basic - as reported                                             $    .25                   $    .35
                Basic - pro forma                                               $    .24                   $    .34
                Diluted - as reported                                           $    .24                   $    .34
                Diluted - pro forma                                             $    .24                   $    .34






                                                                           Nine Months Ended         Nine Months Ended
                                                                           September 30, 2004        September 30, 2003
                                                                        -----------------------------------------------------

                                                                              $1,302,521                 $1,863,830
            Net income, as reported
            Less:  Total stock-based employee compensation cost
               determined under the fair value based method, net of
               income taxes                                                       15,400                     27,400
                                                                        -----------------------------------------------------

                                                                              $1,287,121                 $1,836,430
            Pro forma net income
                                                                        =====================================================

            Earnings per share:
                Basic - as reported                                           $      .69                 $      .93
                Basic - pro forma                                             $      .69                 $      .92
                Diluted - as reported                                         $      .68                 $      .92
                Diluted - pro forma                                           $      .67                 $      .91




                                       10

Note 4: Reclassifications

Certain reclassifications have been made to the 2003 consolidated condensed financial statements to conform to the September 30, 2004 presentation.


Note 5: Repurchase of Common Stock

The Company, from time to time, repurchases common stock on the open market. The following table represents the repurchases for the three months ended September 30, 2004.

                     Number of Shares   Remaining Total   Average Price
Date of Repurchase     Repurchased        Outstanding       Per Share      Name*
------------------     -----------        -----------       ---------      -----
    07/21/2004             5,000            1,983,000         $17.90        N/A
    09/03/2004            35,000            1,948,000         $18.07        N/A
    09/22/2004            13,000            1,935,000         $18.20        N/A

*  For Repurchase from Insiders or Related Parties


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


Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. A review of the fair value of the Company's goodwill and core deposit intangible was performed as of September 30, 2004 and it was management's opinion that there was no impairment to these intangible assets as of the date of the review.


Financial Condition

Total assets decreased $3.8 million to $257.8 million from December 31, 2003 to September 30, 2004. Net loans decreased $1.6 to $219.6 million at September 30, 2004. Cash and cash equivalents decreased $2.3 million from December 31, 2003 to September 30, 2004. Interest-bearing deposits increased $2.0 million from $150,000 at December 31, 2003 to $2.1 million at September 30, 2004. This increase was primarily due to the decrease in cash and cash equivalents. Investment securities decreased from $6.4 million at December 31, 2003 to $5.2 million at September 30, 2004. Premises and equipment decreased $370,000 to $4.3 million at September 30, 2004 primarily due to the sale of an office building previously used as Montgomery's home office. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $338,000 respectively. Goodwill is reviewed annually for impairment and core deposit intangibles are being amortized. Deposits decreased by $1.6 million to $188.6 million and borrowed funds decreased by $413,000 during the first nine months of 2004.

Shareholders' equity decreased $2.3 million to $33.3 million at September 30, 2004. The decrease was primarily due to repurchase of 165,000 shares of common stock at a total cost of $3.0 million, or an average cost of $17.92 per share, and the payment of cash dividends in the amount of $848,000 partially offset by net income of $1.3 million, Employee Stock Ownership Plan shares earned of $120,000 and unearned compensation amortization of $78,000.


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income decreased $217,000 from $668,000 for the three months ended September 30, 2003 to $451,000 for the three months ended September 30, 2004. The return on average assets for the three months ended September 30, 2004 was .70% compared to .99% for the comparable period in 2003. The return on average equity for the three months ended September 30, 2004 was 5.31% compared to 7.59% for the comparable period in 2003.

For the three months ended September 30, 2004, interest income was $3.4 million as compared to $3.8 million for the three months ended September 30, 2003. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 6.02% during the 2003 period to 5.68% during the 2004 period and a decrease in average interest-earning asset from $254.1 million at September 30, 2003 to $242.6 million at September 30, 2004. For the three months ended September 30, 2004, interest expense was $1.6 million as compared to $1.7 million for the three months ended September 30, 2003. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 2.91% during the 2003 period to 2.86% during the 2004 period and a decrease in average interest-bearing liabilities from $229.6 million at September 30, 2003 to $220.1 million at September 30, 2004. Amortization of purchase accounting adjustments also impacted interest expense during the 2003 and 2004 periods. The amortization of purchase accounting adjustments reduced interest expense by $27,000 in the 2004 period compared to a reduction of $126,000 for the 2003 period.

The provision for loan losses for the three months ended September 30, 2004 was $60,000 as compared to $118,000 for the comparable period in 2003. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $66,000 from $133,000 for the three months ended September 30, 2003 to $199,000 for the 2004 comparable period. This increase was primarily due to an increase in service charges on deposit accounts from $35,000 for the three months ended September 30, 2003 to $72,000 for the 2004 three month period. Total other expenses increased $191,000 from $1,165,000 for the three months ended September 30, 2003 to $1,356,000 for the comparable period in 2004. This increase was primarily due to a $195,000 increase in salary and employee benefits during the 2004 three month period. The $195,000 increase consisted of an increase in employee salaries of $96,000 due to changes in staffing, a $19,000 increase in expense to amortize recognition and retention plan grants, a $20,000 increase in employee insurance expense and an increase of $60,000 for the expense adjustment in connection with FASB 91 deferred costs amortization as compared to the 2003 three-month period. Legal and professional fees increased $16,000 and data processing expense increased $15,000 for the 2004 period compared to the 2003 period. Other noninterest expenses decreased $41,000 primarily due to a net gain on the sale of repossessed real estate owned of $54,000 being partially offset by expenses related to the costs of new services being offered.


Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

Net  income  decreased  $561,000  from  $1,864,000  for the  nine  months  ended
September 30, 2003 to $1,303,000 for the nine months ended September 30, 2004. The return on average assets for the nine months ended September 30, 2004 was ..66% compared to .90% for the comparable period in 2003. The return on average equity for the nine months ended September 30, 2004 was 4.96% compared to 6.83% for the comparable nine-month period in 2003.

For the nine months ended June 30, 2004, interest income was $10.5 million as compared to $12.0 million for the nine months ended September 30, 2003. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 6.11% during the 2003 period to 5.73% during the 2004 period and a decrease in average interest-earning asset from $261.7 million at September 30, 2003 to $244.7 million at September 30, 2004. For the nine months ended September 30, 2004, interest expense was $4.7 million as compared to $5.4 million for the nine months ended September 30, 2003. Interest expense decreased primarily due to a decrease in the cost of interest-bearing liabilities from 3.08% during the 2003 period to 2.84% during the 2004 period and a decrease in average interest-bearing liabilities from $233.0 million at September 30, 2003 to $221.4 million at September 30, 2004. Amortization of purchase accounting adjustments also impacted interest expense during the 2003 and 2004 periods. The amortization of purchase accounting adjustments reduced interest expense by $80,000 in the 2004 period compared to a reduction of $377,000 for the 2003 period.

The provision for loan losses for the nine-month period ending September 30, 2004 was $173,000 compared to a provision of $178,000 for the comparable 2003 period. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased $257,000 from $286,000 for the nine months ended September 30, 2003 to $543,000 for the 2004 comparable period. This increase was primarily due to an increase in service charges on deposit account of $71,000 and an increase in income on bank owned life insurance of $102,000 for the comparable periods. Total other expenses increased $423,000 from $3.9 million for the nine months ended September 30, 2003 to $4.3 million for the comparable period in 2004. Salaries and employee related expense increased $275,000 with $48,000 being due to increased employee insurance costs and $60,000 due to the expense adjustment in connection with FASB 91 deferred costs amortization as compared to the 2003 nine month period with the balance being primarily due to an increase in staffing. Other noninterest expenses increased primarily due to the cost and growth of additional services being offered.


Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At September 30, 2004 Union Federal had $3.3 million in classified loans as compared to $5.7 million at December 31, 2003. Union Federal had $353,000 and $1.7 million in loans classified as special mention as of September 30, 2004 and December 31, 2003 respectively. In addition, Union Federal had $2.6 million and $3.2 million of loans classified as substandard at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 Union Federal had $325,000 of loans classified as doubtful compared to $781,000 classified as doubtful at December 31, 2003. No loans were classified as loss at either period end. At September 30, 2004, and December 31, 2003, respectively, $2.9 million and $3.6 million of the substandard and doubtful loans were non-accrual loans. The allowance for loan losses was $1,084,000 or .49% of loans at September 30, 2004 as compared to $1,221,000 or .55% of loans at December 31, 2003.


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 2004, Union Federal had liquid assets of $11.9 million and a liquidity ratio of 5.3%.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2004 and 2003, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

Union Federal:

                         At June 30, 2004                At June 30, 2003
                         ----------------                ----------------
Changes In Rates $ Change in NPV % Change in NPV $ Change in NPV % Change in NPV
---------------- --------------- --------------- --------------- ---------------
    +300 bp        $(13,152)           (35)%      $ (9,416)          (24)%
    +200 bp          (8,353)           (22)         (5,313)          (14)
    +100 bp          (3,829)           (10)         (1,703)           (4)
       0 bp               0              0               0             0
    -100 bp           1,284              3            (747)           (2)

Management believes that at September 30, 2004 there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 17-18 of the Company's Annual Report on Form 10-K for the period ended December 31, 2003.


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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

          None.



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Purchases of common stock made by or on behalf of the Company during the three months ended September 30, 2004 are set forth below:

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

              July, 2004
                (7/1/04 thru 7/31/04)              5,000           $17.90                117,000             83,000

              August, 2004
                (8/1/04 thru 8/31/04)               ----             ----                   ----               ----

              September, 2004
                (9/1/04 thru 9/30/04)             48,000           $18.11                165,000             35,000
                                                  ------           ------                -------             ------

                            Total                 53,000           $18.09                165,000             35,000
                                                  ======           ======                =======             ======

          (1)  During the periods reported above, there were no shares of Common
               Stock which were repurchased by the Company other than through a publicly announced plan or program.

          (2) On April 29, 2004, the Company announced the approval by the Board of Directors to repurchase, from time to time, on the open market up to 200,000 of the Company's outstanding shares of common stock.



                                       17

Item 3. Defaults Upon Senior Securities

          None.


Item 4. Submission of Matters to Vote of Security Holders

          None.


Item 5. Other Information

          None.


Item 6. Exhibits

           Exhibits

             31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)

             31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)

             32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNION COMMUNITY BANCORP


Date:  November 12, 2004               By: /s/ Alan L. Grimble
                                           -------------------------------------
                                           Alan L. Grimble
                                           Chief Executive Officer


Date:  November 12, 2004               By: /s/ J. Lee Walden
                                           -------------------------------------
                                           J. Lee Walden
                                           Chief Financial Officer