Form 10-K
period 2004-12-31
UNION COMMUNITY BANCORP
filed 2005-03-29
CIK 1046183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [_]NO [X]

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates, as of June 30, 2004, was $27,836,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 25, 2005, was 1,939,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated into Part II. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated into Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 36 pages

                             UNION COMMUNITY BANCORP
                                    Form 10-K
                                      INDEX

                                                                            Page

FORWARD LOOKING STATEMENT  ....................................................3

PART I
  Item 1.    Business .........................................................3
  Item 2.    Properties.......................................................29
  Item 3.    Legal Proceedings................................................30
  Item 4.    Submission of Matters to a Vote of Security Holders..............30
  Item 4.5.  Executive Officers of the Registrant.............................30

PART II
  Item 5.    Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..............30
  Item 6.    Selected Financial Data..........................................31
  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operation.......................................31
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......31
  Item 8.    Financial Statements and Supplementary Data......................31
  Item 9.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................31
  Item 9A.   Controls and Procedures..........................................31
  Item 9B.   Other Information................................................32

PART III
  Item 10.   Directors and Executive Officers of the Registrant...............32
  Item 11.   Executive Compensation...........................................32
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................33
  Item 13.   Certain Relationships and Related Transactions...................33
  Item 14.   Principal Accountant Fees and Services...........................33

PART IV
  Item 15.   Exhibits and Financial Statement Schedules.......................34


SIGNATURES   .................................................................35

EXHIBITS     ................................................................E-1

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


                                     PART I


Item 1. Business.

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

     On January 2, 2002, the Company acquired Montgomery Financial Corporation ("Montgomery"), the holding company of Montgomery Savings, a Federal Association ("Montgomery Savings"), a federally chartered thrift. Montgomery was merged with and into the Company and Montgomery Savings was merged with and into Union Federal. MSA Service Corp. ("MSA"), an Indiana corporation and wholly-owned subsidiary of Montgomery Savings, then became a subsidiary of Union Federal.

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

Lending Activities

     Union Federal has historically concentrated its lending activities on the origination of loans secured by first-mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Union Federal's loan origination activities, representing 68.0% of its total loan portfolio at December 31, 2004. Union Federal also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and consumer loans consisting of loans secured by deposits and home improvement loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 5.1% and 20.3%, respectively, of Union Federal's total loan portfolio at December 31, 2004. Construction loans totaled approximately 1.6% of Union Federal's total loans as of December 31, 2004. Commercial loans totaled approximately 4.3% of Union Federal's total loans as of December 31, 2004. Consumer loans, which consist of personal installment loans and savings account loans, constituted approximately 0.8% of Union Federal's total loan portfolio at December 31, 2004.

     Loan Portfolio Data. The following table sets forth the composition of Union Federal's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                         At December 31,
                                                ---------------------------------------------------------------
                                                        2004                  2003                   2002
                                                ------------------     ------------------     -----------------
                                                          Percent                Percent               Percent
                                                 Amount   of Total      Amount   of Total     Amount   of Total
                                                --------  --------     --------  --------    --------  ---------
                                                                       (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
   One- to four-family.......................   $148,621    67.95%     $154,297    68.97%    $163,890     75.03%
   Multi-family..............................     11,096     5.07        11,982     5.36        7,098      3.25
   Commercial................................     44,484    20.34        41,884    18.72       37,957     17.38
Real estate construction loans...............      3,427     1.57         4,740     2.12        2,429      1.11
Commercial loans.............................      9,358     4.28         9,992     4.47        6,433      2.95
Consumer loans ..............................      1,723     0.79           817     0.36          614      0.28
                                                --------   ------      --------   ------     --------    ------
     Gross loans receivable..................   $218,709   100.00%     $223,712   100.00%    $218,421    100.00%
                                                ========   ======      ========   ======     ========    ======


TYPE OF SECURITY
   One- to four-family real estate...........   $151,875    69.44%     $159,037    71.09%    $166,144     76.07%
   Multi-family real estate..................     11,269     5.15        11,982     5.36        7,098      3.25
   Commercial real estate....................     44,484    20.34        41,884    18.72       38,132     17.46
   Deposits..................................         87     0.04            40     0.02          104      0.05
   Other ....................................     10,994     5.03        10,769     4.81        6,943      3.17
                                                --------   ------      --------   ------     --------    ------
     Gross loans receivable..................    218,709   100.00%      223,712   100.00%     218,421    100.00%

Deduct:
Allowance for loan losses....................        910     0.42         1,221     0.55        1,030      0.47
Deferred loan fees (costs)...................       (413)   (0.19)         (345)   (0.15)        (126)    (0.05)
Loans in process.............................      1,156     0.53         1,606     0.71          814      0.37
                                                --------   ------      --------   ------     --------    ------
   Net loans receivable......................   $217,056    99.24%     $221,230    98.89%    $216,703     99.21%
                                                ========  =======      ========  =======     ========   =======

Mortgage Loans:
   Adjustable-rate...........................   $ 49,589    23.88%     $ 45,326    21.29%    $ 38,464     18.20%
   Fixed-rate................................    158,039    76.12       167,577    78.71      172,910     81.80
                                                --------   ------      --------   ------     --------    ------
     Total...................................   $207,628   100.00%     $212,903   100.00%    $211,374    100.00%
                                                ========   ======      ========   ======     ========    ======

     The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in Union Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects that prepayments will cause actual maturities to be shorter.

                                                                 Due During Years Ended December 31,
                                   Balance      ------------------------------------------------------------------
                                Outstanding at                                   2008      2010      2012      2020
                                  December 31,                                    to        to        to        and
                                     2004          2005       2006     2007      2009      2011      2019    following
                                --------------  ---------   -------   -------   ------    ------   --------  ---------
                                                                         (In thousands)

Real estate mortgage loans:
   Residential loans............   $148,621     $     963   $   393   $  877    $3,337    $3,961   $ 82,529   $56,561
   Multi-family loans...........     11,096           393        --       --       853        34      7,724     2,092
   Commercial loans.............     44,484        10,045       558    4,757       947     1,457     15,892    10,828
Construction loans..............      3,427         3,254        --       --        --        --        173        --
Commercial loans................      9,358         5,234       260    1,438     1,435       722        269        --
Loans secured by deposits.......         87            87        --       --        --        --         --        --
Personal loans..................      1,636            74        83      215     1,234        14         16        --
                                   --------       -------   -------   ------    ------    ------   --------   -------
     Total......................   $218,709       $20,050   $ 1,294   $7,287    $7,806    $6,188   $106,603   $69,481
                                   ========       =======   =======   ======    ======    ======   ========   =======

     The following table sets forth, as of December 31, 2004, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                                               Due After December 31, 2005
                                                                     --------------------------------------------
                                                                     Fixed Rates      Variable Rates       Total
                                                                     -----------      --------------       -----
                                                                                      (In thousands)

Real estate mortgage loans:
Residential loans..........................................           $132,854          $14,804          $147,658
Multi-family loans.........................................              8,391            2,312            10,703
Commercial loans...........................................             11,144           23,295            34,439
Construction loans............................................              --              173               173
Commercial loans..............................................           1,971            2,153             4,124
Installment loans.............................................              --               --                --
Loans secured by deposits.....................................           1,562               --             1,562
                                                                      --------          -------          --------
   Total .....................................................        $155,922          $42,737          $198,659
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

     Union Federal also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-, three- or five-year U.S. Treasury securities yields adjusted to a constant maturity. Union Federal may offer discounted initial interest rates on ARM loans, however, it requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Union Federal's portfolio at December 31, 2004 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Union Federal's residential ARMs are amortized for terms up to 30 years.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, approximately 23.9% of Union Federal's real estate mortgage loans had adjustable rates of interest.

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

     At December 31, 2004, approximately $148.6 million, or 68.0% of Union Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.0 million, or 0.6% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

     Multi-Family Loans. At December 31, 2004, approximately $11.1 million, or 5.1% of Union Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Union Federal's multi-family loans are generally written as fixed-rate loans with a maximum term of 15 years or as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate with an original term of up to 30 years. Union Federal writes multi-family loans with maximum Loan-to-Value ratios of 80%. Union Federal's largest multi-family loan as of December 31, 2004 had a balance of approximately $2.0 million and was secured by a 74-unit apartment complex located in West Lafayette, Indiana. On the same date, Union Federal did not have any multi-family loan(s) included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. See "-- Commercial Real Estate Loans" below.

     Commercial Real Estate Loans. Union Federal's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Union Federal generally originates commercial real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, with a maximum term of 20 years and a maximum Loan-to-Value ratio of 80%. At December 31, 2004, Union Federal's largest commercial loan had an outstanding balance of $4.0 million and was secured by land currently being developed for single-family residential construction located in Zionsville, Indiana. At December 31, 2004, approximately $44.5 million, or 20.3% of Union Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, Union Federal had seven commercial real estate loans totaling approximately $1.1 million included in non-performing assets.

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

     Construction Loans. Union Federal offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2004, approximately $3.4 million, or 1.6% of Union Federal's total loan portfolio, consisted of construction loans.

At December 31, 2004, the largest construction loan had an outstanding balance of $325,000, an unused commitment of $118,000, and was secured by a single-family residence in Lafayette, Indiana. None of Union Federal's construction loans were included in non-performing assets on that date.

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

     Commercial Loans. Union Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2004, commercial loans amounted to $9.4 million, or 4.3% of Union Federal's total loan portfolio. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Union Federal's portfolio, Union Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 2004, none of Union Federal's commercial loans were included in non-performing assets.

     Consumer Loans. Union Federal's consumer loans, consisting of savings account loans and personal installment loans, aggregated approximately $1.7 million at December 31, 2004, or 0.8% of its total loan portfolio. Union Federal's savings account loans are made up to 90% of the deposit account balance and, at December 31, 2004, accrued at a rate of 5.9%. This rate may change but will always be at least 2% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually. At December 31, 2004, none of Union Federal's consumer loans was included in non-performing assets. See "-- Non-Performing and Problem Assets."

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

     Union Federal confines its loan origination activities primarily to Montgomery County and the surrounding counties of Boone, Hendricks, Putnam, Parke, Tippecanoe, Warren and Fountain. Union Federal has also originated several loans in Marion County. At December 31, 2004, Union Federal also had seven loans which it originated, totaling approximately $886,000, secured by property located outside of Indiana. Union Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Union Federal's office.

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

     Union Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Union Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2004, Union Federal held in its loan portfolio participations in mortgage loans aggregating $2.9 million that it purchased, all of which were serviced by others. Included within this amount were participations in the aggregate amount of $463,000 which were secured by property located outside of Indiana. The largest participation loan in Union Federal's portfolio at December 31, 2004 was a $646,000 interest in a 200-bed nursing home located in Greensburg, Indiana.

     The following table shows Union Federal's loan origination and repayment activity during the periods indicated:

                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                        2004             2003              2002
                                                                      --------         --------          --------
                                                                                   (In thousands)
Gross loans receivable at beginning of period.................        $223,712         $218,421          $123,438
Loans originated:
     Real estate mortgage loans:
       One-to-four family loans...............................          40,892           95,233            41,958
       Multi-family loans.....................................           2,765            8,523             1,177
       Commercial loans.......................................          20,416           23,708            16,645
     Construction loans.......................................           7,784            3,810             3,607
     Commercial loans.........................................          14,520           11,470            10,695
     Loans secured by deposits................................             420               54               189
     Personal installment loans...............................           1,915              620               184
                                                                      --------         --------          --------
         Total originations...................................          88,712          143,418            74,455
Loans acquired in acquisition.................................              --               --           117,033
Purchases (sales) of participation loans, net.................              --               --               450
Reductions:
     Principal loan repayments................................          91,172          137,847            96,292
     Loans transferred to (from) foreclosed real estate.......           2,543              280               663
                                                                      --------         --------          --------
         Total reductions.....................................          93,715          138,127            96,955
                                                                      --------         --------          --------
Total gross loans receivable at end of period.................        $218,709         $223,712          $218,421
                                                                      ========         ========          ========

     Union Federal's residential loan originations during the year ended December 31, 2004 totaled $40.9 million, compared to $95.2 million and $42.0 million in the years ended December 31, 2003 and 2002, respectively.

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

     Non-performing Assets. At December 31, 2004, $2.3 million, or 0.9% of the Company's total assets, were non-performing (non-performing loans, non-accruing loans and foreclosed real estate) compared to $4.0 million or 1.5% of its total assets at December 31, 2003. At December 31, 2004, residential loans accounted for $950,000 of Union Federal's non-performing assets. Union Federal had real estate owned ("REO") properties in the amount of $248,000 as of December 31, 2004.

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

                                                                                    At December 31,
                                                                       -----------------------------------------
                                                                        2004             2003              2002
                                                                       ------           ------            ------
                                                                                (Dollars in thousands)
Non-performing assets:
     Non-performing loans.....................................         $2,050           $3,638            $3,069
     Foreclosed real estate...................................            248              359               432
                                                                       ------           ------            ------
       Total non-performing assets............................         $2,298           $3,997            $3,501
                                                                       ======           ======            ======

Non-performing loans to total loans...........................           0.94%            1.63%             1.41%

Non-performing assets to total assets.........................           0.90%            1.53%             1.30%

     Interest income of $71,000, $75,000 and $40,000 was recognized on the non-performing loans summarized above for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income of $263,000, $295,000 and $328,000 would have been recognized under the original terms of these non-performing loans for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004, Union Federal held loans delinquent from 30 to 89 days totaling approximately $1.8 million. Other than in connection with these loans and the other delinquent loans disclosed elsewhere in this section, management was not aware of any other borrowers who were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at December 31, 2004, 2003 and 2002, relating to delinquencies in Union Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                        At December 31, 2004                 At December 31, 2003               At December 31, 2002
                 ------------------------------------------------------------------------------------------------------------
                     30-89 Days     90 Days or More     30-89 Days      90 Days or More     30-89 Days      90 Days or More
                 ----------------- ----------------- ----------------- ----------------- ----------------- ------------------
                         Principal         Principal         Principal         Principal         Principal          Principal
                  Number  Balance   Number  Balance   Number  Balance   Number  Balance   Number  Balance   Number   Balance
                 of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans  of Loans
                 -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------  --------
                                                                (Dollars in thousands)
One- to four-
   family loans..... 26   $1,248     16     $  950     38     $1,766      21    $1,182     51      $2,441     39      $2,686
Commercial real
   estate loans.....  5      224      7      1,100      6      1,062      10     2,419      3       1,172      2         245
Multi-family loans..  1      265     --         --     --         --      --        --     --          --      1         131
Personal installment
   loans............  2        6     --         --     --         --       3         8      5          73      1           7
Commercial loans....  3      100     --         --      2         27       2        29      1          31     --          --
                     --   ------     --     ------     --     ------      --    ------     --      ------     --      ------
   Total............ 37   $1,843     23     $2,050     46     $2,855      36    $3,638     60      $3,717     43      $3,069
                     ==   ======     ==     ======     ==     ======      ==    ======     ==      ======     ==      ======
Delinquent loans to
   total loans......                          1.78%                               2.93%                                 3.13%
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

     At December 31, 2004, the aggregate amount of Union Federal's classified assets were as follows:

                                                        At December 31, 2004
                                                        --------------------
                                                            (In thousands)
Substandard assets..................................           $1,973
Doubtful assets.....................................              325
Loss assets.........................................               --
                                                               ------
   Total classified assets..........................           $2,298
                                                               ======

     Union Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Included in substandard and doubtful assets at December 31, 2004, Union Federal had three commercial real estate loans in the aggregate sum of $731,000 that were performing. In addition, one property classified as foreclosed real estate is included in the above table. The loans and foreclosed real estate were classified as substandard and doubtful as a result of a regulatory examination.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Union Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Union Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2004. However, there can be no assurance that changes in economic conditions will not adversely affect its loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended December 31, 2004.

                                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                        2004             2003             2002
                                                                       ------           ------           -------
                                                                                  (Dollars in thousands)
Balance at beginning of period................................         $1,221           $1,030           $   520
Recoveries....................................................              4                8                --
Gross charge-offs - residential loans.........................           (418)             (55)             (241)
Allowance acquired in acquisition.............................             --               --               379
Provision for losses on loans.................................            103              238               372
                                                                       ------           ------            ------
   Balance end of period......................................         $  910           $1,221            $1,030
                                                                       ======           ======            ======
Allowance for loan losses as a percent of total loans
   outstanding................................................            .42%             .55%              .47%
Ratio of net charge-offs to average loans outstanding.........            .19%             .02%              .10%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Union Federal's allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Union Federal's use of the allowance to absorb losses in other categories.


                                                                          At December 31,
                                                -----------------------------------------------------------------
                                                        2004                     2003                 2002
                                                -------------------      -------------------   ------------------
                                                          Percent                  Percent               Percent
                                                          of loans                 of loans              of loans
                                                          in each                  in each               in each
                                                          category                 category              category
                                                          to total                 to total              to total
                                                Amount      loans      Amount       loans      Amount      loans
                                                ------    --------     ------      --------    ------    ---------
                                                                        (Dollars in thousands)

Balance at end of period applicable to:
   Real estate mortgage loans:
     Residential.............................     $237      67.95%     $  292      68.97%     $  378      75.03%
     Commercial..............................      403      20.34         626      18.72         507      17.38
     Multi-family............................       62       5.07          60       5.36          50       3.25
   Construction loans........................        3       1.57           4       2.12           1       1.11
   Commercial loans..........................      171       4.28         155       4.47          81       2.95
   Loans secured by deposits.................       --       0.04          --       0.02          --       0.05
   Personal installment loans................       30       0.75          18       0.34          12       0.23
   Unallocated...............................        4         --          66         --           1         --
                                                  ----     ------      ------     ------      ------     ------
     Total...................................     $910     100.00%     $1,221     100.00%     $1,030     100.00%
                                                  ====     ======      ======     ======      ======     ======


Investments

     Investments. The Company's investment portfolio generally consists of U.S. Treasury and federal agency securities, mortgage-backed securities, marketable equity securities, FHLB stock, an investment in Pedcor Investments - 2003 - LIX, L.P. ("Pedcor 2003"), and an investment in Pedcor Investments - 1993 - XVI, L.P. ("Pedcor 1993"). At December 31, 2004, approximately $9.1 million, or 3.5%, of the Company's total assets consisted of such investments. The Company also had $12.9 million, or 5.0% of its assets, in interest-earning deposits as of that date. A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed.

     The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.

                                                                          At December 31,
                                                ----------------------------------------------------------------
                                                         2004                   2003                  2002
                                                --------------------    -------------------  -------------------
                                                Amortized     Market    Amortized    Market  Amortized     Market
                                                  Cost        Value        Cost      Value      Cost       Value
                                                ---------     ------    ---------    ------  ---------     ------
                                                                         (In thousands)
Investment securities:
Available for sale:
   Federal agencies..........................     $3,000     $2,972     $ 6,000     $5,908     $   --     $    --
   Marketable equity securities..............         50         65          --         --         --          --
Held to maturity:
   Federal agencies..........................         --         --          --         --        300         308
   Mortgage-backed securities................        152        161         494        526      1,337       1,424
                                                --------     ------    --------     ------     ------     -------
     Total investment securities.............      3,202      3,198       6,494      6,434      1,637       1,732
Investment in limited partnership (1)........      2,184         --       2,215         --        837          --
FHLB stock (2)...............................      3,721      3,721       3,556      3,556      3,424       3,424
                                                --------               --------               -------
Total investments............................     $9,107                $12,265                $5,898
                                                  ======                =======                ======
----------------------------------------

(1) Market values are not available

(2) Market value is based on the price at which stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities, marketable equity securities, FHLB stock and investment in limited partnership) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004.

                                                     Amount at December 31, 2004 which matures in
                                -----------------------------------------------------------------------------------
                                      One Year           One Year            Five Years
                                       or Less         to Five Years        to Ten Years         After Ten Years
                                ------------------  ------------------  -------------------  ----------------------
                                Amortized  Average  Amortized  Average  Amortized   Average  Amortized      Average
                                   Cost     Yield     Cost      Yield     Cost       Yield     Cost          Yield
                                ---------  -------  ---------  -------  ---------   -------  ---------      --------
                                                                (Dollars in thousands)
Federal agency securities....       --       --     $3,000       2.0%       --        --         --          --


Mortgage-backed Securities

     The  following   table  sets  forth  the  composition  of  Union  Federal's mortgage-backed securities portfolio at the dates indicated.

                                                                           December 31,
                                  ---------------------------------------------------------------------------------------------
                                              2004                             2003                            2002
                                  ------------------------------  ------------------------------   ----------------------------
                                  Amortized   Percent     Market  Amortized    Percent    Market   Amortized  Percent    Market
                                     Cost     of Total    Value     Cost       of Total   Value      Cost     of Total   Value
                                  ---------   --------    ------  ---------    --------   ------   ---------  --------   ------
                                                                              (In thousands)
Governmental National
   Mortgage Corporation.............  $ 79      52.0%      $ 85     $152         30.8%    $167      $  275     20.6%    $  304
Federal Home Loan Mortgage
   Corporation......................    51      33.5         53      305         61.7      322       1,019     76.2      1,077
Federal National Mortgage
   Corporation......................    19      12.5         20       33          6.7       33          38      2.8         38
Other...............................     3       2.0          3        4          0.8        4           5      0.4          5
                                      ----     -----       ----     ----        -----     ----      ------    -----     ------
   Total mortgage-backed securities.  $152     100.0%      $161     $494        100.0%    $526      $1,337    100.0%    $1,424
                                      ====     =====       ====     ====        =====     ====      ======    =====     ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004.

                                                      Amount at December 31, 2004 which matures in
                                       ----------------------------------------------------------------------------
                                               One Year to             Five Years to                  After
                                               Five Years                Ten Years                  Ten Years
                                       ----------------------   -------------------------     ---------------------
                                                     Weighted                    Weighted                  Weighted
                                       Amortized     Average    Amortized        Average      Amortized    Average
                                         Cost         Yield        Cost           Yield          Cost       Yield
                                       ---------     --------   ---------        --------     ---------    --------
                                                                (Dollars in thousands)
Mortgage-backed securities..........      $44         8.06%          --            --             $108       7.17%

     The   following   table   sets  forth  the   changes  in  Union   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2004, 2003 and 2002.

                                                                           For the Year Ended December 31,
                                                                        ---------------------------------------
                                                                        2004             2003              2002
                                                                        -----           ------            -----
                                                                                   (In thousands)
Beginning balance.............................................          $ 494           $1,337            $2,148
Purchases.....................................................             --               --                --
Repayments....................................................           (343)            (846)             (827)
Premium and discount amortization, net........................              1                3                16
                                                                        -----           ------            ------
Ending balance................................................          $ 152           $  494            $1,337
                                                                        =====           ======            ======


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

     An analysis of the Company's deposit accounts by type, maturity, and rate at December 31, 2004, is as follows:

                                                        Minimum         Balance at                     Weighted
                                                        Opening        December 31,     % of            Average
Type of Account                                         Balance           2004         Deposits           Rate
---------------                                        ---------       ------------    --------        --------
                                                                         (Dollars in thousands)
Withdrawable:
   Fixed rate, savings accounts..................      $      10       $  25,201          13.37%           1.47%
   Variable rate, money market...................            500          45,931          24.37            1.62
   NOW accounts..................................            100           9,097           4.83            0.97
   Demand deposits...............................            100           4,518           2.40              --
                                                                     -----------       --------            -----
     Total withdrawable..........................                         84,747          44.97            1.42


Certificates (original terms):
   3 months or less..............................          1,000             317           0.17            1.07
   6 months......................................          1,000           3,153           1.67            1.61
   12 months.....................................          1,000           8,141           4.32            2.22
   18 months.....................................          1,000           5,702           3.03            2.20
   24 months.....................................          1,000           5,069           2.69            2.41
   30 months.....................................          1,000           5,127           2.72            2.96
   36 months ....................................          1,000           7,184           3.81            3.42
   48 months.....................................          1,000          10,223           5.42            3.92
   60 months.....................................          1,000          17,316           9.19            4.67
Jumbo certificates - $100,000 and over...........        100,000          41,482          22.01            3.48
                                                                      ----------        -------            ----
Total certificates...............................                        103,714          55.03            3.41
                                                                       ---------        -------            ----
Total deposits...................................                       $188,461         100.00%           2.51%
                                                                        ========         ======            ====

     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

                                                                              At December 31, 2004
                                                                              --------------------
Maturity Period                                                                   (In thousands)
   Three months or less....................................................          $11,460
   Greater than three months through six months............................            4,020
   Greater than six months through twelve months...........................            6,192
   Over twelve months......................................................           19,810
                                                                                    --------
     Total.................................................................          $41,482
                                                                                     =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits that the Company offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                  DEPOSIT ACTIVITY
                             --------------------------------------------------------------------------------------
                               Balance             Increase    Balance             Increase    Balance
                                at                 (Decrease)    at                (Decrease)    at
                             December 31,   % of     from     December 31,  % of     from     December 31,  % of
                                2004      Deposits    2003      2003      Deposits   2002        2002      Deposits
                             -----------  -------- ---------- ----------- -------- ---------- ------------ --------
                                                            (Dollars in thousands)
Withdrawable:
   Fixed rate, savings
     accounts................ $  26,736    14.19% $  (3,020)$  29,756    15.64% $  (2,658)  $  32,414     17.04%
   Variable rate, money
     market..................    45,931    24.37     (8,876)   54,807    28.82     11,714      43,093     22.66
   NOW accounts..............     7,565     4.01       (110)    7,675     4.04      1,306       6,369      3.35
   Demand deposits...........     4,515     2.40        585     3,930     2.07         80       3,850      2.02
                               --------  ------- ----------  --------   ------  ---------    --------    ------
     Total withdrawable......    84,747    44.97    (11,421)   96,168    50.57     10,442      85,726     45.07
                               --------  ------- ----------  --------   ------  ---------    --------    ------
Certificates (original terms):
   3 months..................       317     0.17         22       295     0.15        146         149      0.08
   6 months..................     3,153     1.67         (2)    3,155     1.66     (1,442)      4,597      2.42
   12 months.................     8,141     4.32       (286)    8,427     4.43        227       8,200      4.31
   18 months.................     5,702     3.03     (1,398)    7,100     3.73     (2,004)      9,104      4.79
   24 months.................     5,069     2.69       (848)    5,917     3.11     (3,051)      8,968      4.72
   30 months.................     5,127     2.72       (466)    5,593     2.94     (1,700)      7,293      3.83
   36 months ................     7,184     3.81        856     6,328     3.33       (615)      6,943      3.65
   48 months.................    10,223     5.42      5,807     4,416     2.32      1,873       2,543      1.34
   60 months.................    17,316     9.19      1,326    15,990     8.41      1,555      14,435      7.59
Jumbo certificates...........    41,482    22.01      4,679    36,803    19.35     (5,430)     42,233     22.20
                               --------  ------- ----------  --------   ------  ---------    --------    ------
Total certificates...........   103,714    55.03      9,690    94,024    49.43    (10,441)    104,465     54.93
                               --------  ------- ----------  --------   ------  ---------    --------    ------
Total deposits...............  $188,461   100.00% $  (1,731) $190,192   100.00% $       1    $190,191    100.00%
                               ========   ======  =========  ========   ======  =========    ========    ------

     Total deposits were approximately $188.5 million at December 31, 2004. Union Federal's deposit base depends somewhat upon the manufacturing sector of Montgomery County's economy. Although Montgomery County's manufacturing sector is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Union Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

     Borrowings. Management focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2004, Union Federal had borrowings in the amount of $32.9 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through 2015. Union Federal is required to maintain eligible loans in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Union Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

     The  following  table  presents  certain  information   relating  to  Union
Federal's borrowings at or for the years ended December 31, 2004, 2003 and 2002.

                                                                                 At or for the Year
                                                                                  Ended December 31,
                                                                      ------------------------------------------
                                                                        2004            2003              2002
                                                                      -------          -------           -------
                                                                                (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period...............................        $32,908          $33,814           $39,752
   Average balance outstanding for period.....................         33,586           38,399            40,579
   Maximum amount outstanding at any month-end
     during the period........................................         33,814           40,186            42,875
   Weighted average interest rate during the period...........           5.02%            4.69%             4.58%
   Weighted average interest rate at end of period............           5.25%            5.25%             5.03%


Return on Equity and Assets

                                                                        2004            2003              2002
                                                                      -------          -------           -------
   Return on assets (net income divided by average
     total assets)............................................           0.69%            0.85%             1.03%
   Return on equity (net income divided by average
     equity)..................................................           5.19             6.45              7.19

   Dividend payout ratio (dividends per share divided
     by net income per share).................................          62.30            51.78             41.94

Equity to assets ratio (average equity divided by
     average total assets)....................................          13.26            13.26             14.29


Service Corporation Subsidiaries


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

     Union Federal previously had two wholly-owned subsidiaries. MSA Service Corp. ("MSA") engaged in real estate development for the construction of a seven-unit condominium project located in Crawfordsville, Indiana. Union Federal's investment in MSA was excluded from the calculation of regulatory capital under OTS regulations. During the second quarter of 2004, MSA's condominium development was completed and the remaining assets of MSA were transferred to Union Federal. Effective as of June 23, 2004, MSA was dissolved.

     Union Federal also owns UFS Service Corp. ("UFS"), whose sole asset was its investment in Pedcor 1993, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana, known as Shady Knoll II Apartments (the "Project"). UFS did not engage in any activity or hold any assets other than its investment in Pedcor. During the second quarter of 2004 the assets and liabilities of UFS were transferred to Union Federal and Union Federal is in the process of voluntarily dissolving UFS.

Employees

     As of December 31, 2004, Union Federal employed 62 persons on a full-time basis and 2 part-time employees. None of Union Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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


                                   REGULATION


General

     As a federally chartered, SAIF-insured savings association, Union Federal is subject to extensive regulation by the OTS and the FDIC. For example, Union Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Union Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2004, Union Federal's assessment was $161,000.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Union Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2004, Union Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     Union Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2004, Union Federal's investment in stock of the FHLB of Indianapolis was $3.7 million. For the fiscal year ended December 31, 2004, the FHLB of Indianapolis paid approximately $165,000 in cash and stock dividends to Union Federal.

     All 12 FHLBs are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in Union Federal's capital.

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

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. For the four quarters of 2004, the FICO rates were 1.54, 1.54, 1.48 and 1.46 basis points, respectively.

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

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2004, Union Federal was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, Union Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Union Federal's retained net income standard at December 31, 2004, Union Federal would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Liquidity

     The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted a rule that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

Loans to One Borrower


     Under OTS regulations, Union Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2004, Union Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Union Federal's business operations or earnings.

Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2004, Union Federal was in compliance with its QTL requirement, with approximately 70.4% of its assets invested in QTIs.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Internal Revenue Code (the "Code") or the asset composition test of ss. 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley" Act). The Sarbanes-Oxley Act's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

     Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

     The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company's auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

     Although the Holding Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Holding Company's results of operations or financial condition.

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

Predatory Lending

     The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing "predatory lending." The term "predatory lending" encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following:
(i) making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending"); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board's new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 ("HOEPA"). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8% of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower's interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. Union Community is unable at this time to determine the impact that these new regulations, or any similar state predatory lending regulations, may have on its financial condition or results of operation.

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws. On April 30, 2003, the Treasury Department adopted final regulations requiring institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.

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

Item 2. Properties.

     The following table provides certain information with respect to the Company's offices as of December 31, 2004:

                                                                                     Net Book
                                                                                      Value of
                                                      Year                           Property,       Approximate
                                        Owned or    Opened or            Total       Furniture &       Square
Description and Address                  Leased      Acquired          Deposits       Fixtures         Footage
-----------------------------------     --------    ---------          --------      -----------     -----------
                                                             (Dollars in thousands)

Main Office:
221 East Main Street
Crawfordsville, IN  47933                Owned          1960           $134,654        $2,370            19,100

Mall Office:
1688 Crawfordsville Square Drive
Crawfordsville, IN  47933               Leased          2001              2,013            39             1,100

Mill Street Office: (1)
816 South Mill Street
Crawfordsville, IN  47933                Owned          2002              6,616           307             3,200

Covington Office: (1)
417 Liberty Street
Covington, IN  47932                     Owned          2002             15,579           384             2,800

Williamsport Office: (1)
118 North Monroe Street
Williamsport, IN  47993                  Owned          2002             20,729           303             5,100

Lafayette Office: (1)
50 West 250 South
Lafayette, IN  47909                     Owned          2002              8,870           777             3,700

-------------------------------------

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

     Union Federal has also contracted for data processing and reporting services from Aurum Technology in Plano, Texas. The cost of these data processing services is approximately $35,000 per month.

     Union Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $6,000 per month.

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

         Name                   Position with Holding Company
         --------------------   -----------------------------------
         Joseph E. Timmons      Chairman of the Board and President
         Alan L. Grimble        Chief Executive Officer
         J. Lee Walden          Chief Financial Officer

     Joseph E. Timmons (age 70) has served as Chairman and President of the Holding Company since 1997 and President of Union Federal since 1974. He has also served as President of UFS Service Corp. since its inception in 1994 and of MSA Service Corp. from its acquisition in 2002 until its dissolution in 2004. He has been an employee of Union Federal since 1954.

     Alan L. Grimble (age 49) has served as the Chief Executive Officer of the Holding Company and Union Federal since 2002. He has worked for Union Federal since 1998.

     J. Lee Walden (age 57) has served as Chief Financial Officer of the Holding Company and Union Federal since the 2002 acquisition of Montgomery Financial Corporation and Montgomery Savings. He had previously worked for Montgomery Savings since 1984.


                                     PART II



Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) The market and dividend information required by this item is included in the material under the heading "Shareholder Information" on page 47 of the Holding Company's 2004 Shareholder Annual Report (the "Shareholder Annual Report"), which is incorporated herein by this reference. A description of the securities authorized for issuance under equity compensation plans appears in
Item 12 and is incorporated herein by this reference.

     (b) Not applicable.

     (c) Purchases of common stock made by or on behalf of the Company during the three months ended December 31, 2004, are set forth below:


                                                                                                           Maximum Number
                                                                                                          (or Approximate
                                                                                        Total Number of     Dollar Value)
                                                                                       Shares (or Units)    of Shares (or
                                            Total                                        Purchased as      Units) that May
                                          Number of                Average             Part of Publicly    Yet be Purchased
                                       Shares (or Units)        Price Paid Per          Announced Plans     Under the Plans
Period                                  Purchased (1)           Share (or Unit)         or Programs (2)        or Programs
---------------------------------------------------------------------------------------------------------------------------

October 2004
         (10/1/04 through 10/31/04)             --                     --                       --                --

November 2004
         (11/1/04 through 11/30/04)             --                     --                       --                --

December 2004
         (12/1/04 through 12/31/04)          7,000                 $18.80                     7,000           28,000
                                             -----                 ------                     -----           ------

         Total                               7,000                 $18.80                     7,000           28,000
                                             =====                 ======                     =====           ======
--------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is included in the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 20 of the Shareholder Annual Report, which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is included in the material under the subheading "Quantitative and Qualitative Disclosures About Market Risk" on pages 18 through 20 of the Shareholder Annual Report, which is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 22 through 44 of the Shareholder Annual Report are incorporated herein by this reference. The Holding Company's supplementary financial information required by this item is included on page 18 of the Shareholder Annual Report, which is incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no such changes or disagreements during the applicable period.

Item 9A. Controls and Procedures.

     As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Holding Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Holding Company's disclosure controls and procedures (as defined in Exchange

Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Holding Company's Chief Executive Officer and Chief Financial Officer have concluded that the Holding Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     The Holding Company's management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the Holding Company's fiscal quarter ended December 31, 2004, there have been no significant changes in the Holding Company's internal controls or in other factors that could significantly affect the internal controls including any corrective action with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information.

None.


                                    PART III


     Certain information in this Part III is incorporated by reference to the Holding Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2005, to be filed within 120 days after the year ended December 31, 2004 (the "2005 Proxy Statement").

Item 10. Directors and Executive Officers of the Registrant.

     The Holding Company has adopted a Code of Ethics that applies to all employees, including the principal executive, financial and accounting officers, and to all directors. A copy of the Code of Ethics is attached to this Annual Report on Form 10-K as Exhibit 14. The other information required by this item is incorporated by reference to the sections in the 2005 Proxy Statement with the captions "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal I - Election of Directors- Management Remuneration and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

     The following table provides information, as of December 31, 2004, regarding the securities authorized for issuance under the company's equity compensation plans.

                                                                                                        Number of Securities
                                                      Number of                                        Remaining Available For
                                                  Securities To Be            Weighted-Average          Future Issuance Under
                                                Issued Upon Exercise         Exercise Price of        Equity Compensation Plans
                                               of Outstanding Options,      Outstanding Options,       (Excluding Securities
                                                 Warrants and Rights        Warrants and Rights       Reflected In Column (a))
Plan Category                                            (a)                        (b)                          (c)
--------------------------                     ----------------------       -------------------       -------------------------
Equity compensation plans approved
  by security holders:

   Union Community Bancorp
      Stock Option Plan                                  198,000                 $14.74                          98,175

   Union Community Bancorp
      Recognition and Retention
      Plan and Trust ("RRP")                             121,670 (1)                 --                          12,270   (1)

Equity compensation plans not
   approved by security holders                               --                     --                              --
                                                         -------                 ------                         -------
      Total                                              319,670                 $14.74  (2)                    110,445
                                                         =======                 ======                         =======
----------------------------------------

(1) Column (a) includes 26,000 shares granted to directors and management that have not yet vested. In addition, 83,400 shares granted to directors and management have fully vested and shares have been issued in connection therewith.

(2) The total in column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP have no exercise price.

     The other information required by this item is incorporated by reference to the sections in the 2005 Proxy Statement with the captions "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors."

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal I - Election of Directions - Transactions With Certain Related Persons."

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal II - Ratification of Auditors - Accountants' Fees."

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules.

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K:

                                                                   Annual Report
                                                                      Page No.

     (1)  Financial Statements:

          Report of Independent Registered Public Accounting Firm.........21

          Consolidated Balance Sheets at December 31, 2004 and 2003.......22

          Consolidated Statements of Income for the Years Ended
              December 31, 2004, 2003 and 2002............................23

          Consolidated Statements of Shareholders' Equity for the
              Years Ended December 31, 2004, 2003 and 2002................24

          Consolidated Statements of Cash Flows for the Years
              Ended December 31, 2004, 2003 and 2002......................25

          Notes to Consolidated Financial Statements....................26-44

     (2)  Schedules:

          All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

     (3)  Exhibits:

          The Exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                UNION COMMUNITY BANCORP



Date:  March 29, 2005                           By: /s/ Alan L. Grimble
                                                   -----------------------------
                                                   Alan L. Grimble,
                                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2005.


         Signatures                                           Title                               Date
         ------------------------------------           ------------------------                -------------------------
(1)      Principal Executive Officer:                                                   )
                                                                                        )
                                                                                        )
         /s/ Alan L. Grimble                            Chief Executive Officer         )
         ------------------------------------                                           )
         Alan L. Grimble                                                                )
                                                                                        )
                                                                                        )
(2)      Principal Financial and Accounting                                             )
         Officer:                                                                       )
                                                                                        )
                                                                                        )       March 29, 2005
         /s/ J. Lee Walden                              Chief Financial Officer         )
         -----------------------------------                                            )
         J. Lee Walden                                                                  )
                                                                                        )
                                                                                        )
                                                                                        )
(3)      The Board of Directors:                                                        )
                                                                                        )
                                                                                        )
         /s/ Philip L. Boots                            Director                        )
         ------------------------------------                                           )
         Philip L. Boots                                                                )
                                                                                        )
                                                                                        )
         /s/ Marvin L. Burkett                          Director                        )
         ------------------------------------                                           )
         Marvin L. Burkett                                                              )
                                                                                        )
                                                                                        )
         /s/ Mark E. Foster                             Director                        )
         ------------------------------------                                           )
         Mark E. Foster                                                                 )
                                                                                        )
                                                                                        )



         /s/ Phillip E. Grush                           Director                        )
         ------------------------------------                                           )
         Phillip E. Grush                                                               )
                                                                                        )
                                                                                        )
         /s/ Samuel H. Hildebrand                       Director                        )
         ------------------------------------                                           )
         Samuel H. Hildebrand                                                           )
                                                                                        )
                                                                                        )
         /s/ John M. Horner                             Director                        )
         ------------------------------------                                           )
         John M. Horner                                                                 )
                                                                                        )
                                                                                        )
         /s/ C. Rex Henthorn                            Director                        )       March 29, 2005
         ------------------------------------                                           )
         C. Rex Henthorn                                                                )
                                                                                        )
                                                                                        )
         /s/ Joseph M. Malott                           Director                        )
         ------------------------------------                                           )
         Joseph M. Malott                                                               )
                                                                                        )
                                                                                        )
         /s/ Harry A. Siamas                            Director                        )
         ------------------------------------                                           )
         Harry A. Siamas                                                                )
                                                                                        )
                                                                                        )
         /s/ Joseph E. Timmons                          Director                        )
         ------------------------------------                                           )
         Joseph E. Timmons                                                              )
                                                                                        )

                                  EXHIBIT INDEX


 Exhibit No.   Description
------------   -----------------------------------------------------------------
   3 (1)       Registrant's Articles of Incorporation (incorporated by reference to Exhibit  3(1) to the  Registrant's  Registration  Statement on
               Form S-1 filed  with the  Commission  on  September17,  1997 (the
               "Registration Statement")).

     (2)       Registrant's  Code  of  By-Laws  (incorporated  by  reference  to
               Exhibit 3(2) to the Registration Statement).

  10 (2)* Union Community Bancorp Stock Option Plan (incorporated by reference to Exhibit 10(2) to the Registration Statement).

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

     (6) Exempt Loan and Share Purchase Agreement, between Trust Under Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement and Union Community Bancorp (incorporated by reference to Exhibit 10(6) to the Registration Statement).

     (7)* Employment Agreement, between Union Federal Savings and Loan Association and Alan L. Grimble, dated July 1, 2001, and the first amendment thereto dated as of April 17, 2002 (incorporated by reference to Exhibit 10(7) to the Registrant's 2003 Annual Report on Form 10-K filed with the Commission on March 28, 2003 ("2003 Form 10-K")).

     (8)* Employment Agreement, between Union Federal Savings and Loan Association and J. Lee Walden, dated January 2, 2002 (incorporated by reference to Exhibit 10(8) of the 2003 Form 10-K).

     (9)       Form  of  Incentive  Stock  Option   Agreement  under  the  Union
               Community Bancorp Stock Option Plan.

     (10) Form of Non-Qualified Stock Option Agreement under the Union Community Bancorp Stock Option Plan (Directors).

     (11) Form of Non-Qualified Stock Option Agreement under the Union Community Bancorp Stock Option Plan (Employees).

     (12) Form of Award Notification under the Union Federal Savings and Loan Association Recognition and Retention Plan and Trust.

      13       2004 Shareholder Annual Report.

      14 Code of Ethics (incorporated by reference to Exhibit 14 of the Registrant's 2004 Annual Report on Form 10-K filed with the Commission on March 29, 2004).

      21       Subsidiaries of the Registrant.

      23       Consent of Independent Registered Public Accounting Firm.

      31 (1)   Certification.

      31 (2)   Certification.

      32       Certification.


*Compensation plans or arrangements in which directors or executive officers are eligible to participate.