Form 10-Q
period 2005-03-31
UNION COMMUNITY BANCORP
filed 2005-05-16
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2005 was 1,939,000.

                             Union Community Bancorp
                                    Form 10-Q

                                      Index

                                                                        Page No.
                                                                        --------
FORWARD LOOKING STATEMENT                                                   3

PART I.  FINANCIAL INFORMATION                                              4

Item 1.  Financial Statements                                               4

           Consolidated Condensed Balance Sheets                            4

           Consolidated Condensed Statements of Income                      5

           Consolidated Condensed Statement of Shareholders' Equity         6

           Consolidated Condensed Statements of Cash Flows                  7

           Notes to Unaudited Consolidated Condensed Financial Statements   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

Item 4.  Controls and Procedures                                           12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       13
Item 3.  Defaults Upon Senior Securities                                   13
Item 4.  Submission of Matters to a Vote of Security Holders               13
Item 5.  Other Information                                                 13
Item 6.  Exhibits                                                          13

SIGNATURES                                                                 14

CERTIFICATIONS                                                             15

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                         March 31,              December 31,
                                                                                           2005                     2004
                                                                                  ------------------------ -------------------------
                                                                                        (Unaudited)
  Assets
       Cash                                                                          $       804,101         $       706,107
       Interest-bearing demand deposits                                                   11,572,104              12,781,907
                                                                                  ------------------------ -------------------------
           Cash and cash equivalents                                                      12,376,205              13,488,014
       Interest-bearing deposits                                                             115,647                 115,647
       Investment securities
           Available for sale                                                              2,995,180               3,037,390
           Held to maturity                                                                  130,807                 151,749
                                                                                  ------------------------ -------------------------
                Total investment securities                                                3,125,987               3,189,139
       Loans, net of allowance for loan losses of $959,952 and $910,000                  222,913,574             217,055,756
       Premises and equipment                                                              4,110,776               4,180,346
       Federal Home Loan Bank stock                                                        3,760,200               3,720,600
       Investment in limited partnership                                                   2,022,991               2,184,092
       Foreclosed assets and real estate held for development, net                         1,733,303               1,622,516
       Goodwill                                                                            2,392,808               2,392,808
         Interest receivable                                                               1,116,780               1,085,532
       Cash value of life insurance                                                        6,970,746               6,899,927
       Other assets                                                                          674,551                 965,034
                                                                                  ------------------------ -------------------------

           Total assets                                                              $   261,313,568         $   256,899,411
                                                                                  ======================== =========================

  Liabilities
       Deposits
           Noninterest-bearing                                                       $     3,508,359         $     4,515,065
           Interest-bearing                                                              184,126,020             183,945,975
                                                                                  ------------------------ -------------------------
                Total deposits                                                           187,634,379             188,461,040
       Borrowings                                                                         37,881,242              32,907,898
       Interest payable                                                                      476,498                 651,355
       Other liabilities                                                                   1,665,425               1,442,176
                                                                                  ------------------------ -------------------------
           Total liabilities                                                             227,657,544             223,462,469
                                                                                  ------------------------ -------------------------

  Commitments and Contingent Liabilities

  Shareholders' Equity
       Preferred stock, no par value
           Authorized and unissued - 2,000,000 shares
       Common stock, no-par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 1,939,000 and 1,928,000 shares                        20,836,947              20,654,353
       Retained earnings                                                                  14,416,483              14,401,571
       Accumulated other comprehensive loss                                                  (33,106)                 (7,615)
       Unearned employee stock ownership plan (ESOP) shares                               (1,115,451)             (1,137,566)
       Unearned recognition and retention plan (RRP) shares                                 (448,849)               (473,801)
                                                                                  ------------------------ -------------------------
           Total shareholders' equity                                                     33,656,024              33,436,942
                                                                                  ------------------------ -------------------------

           Total liabilities and shareholders' equity                                $   261,313,568         $   256,899,411
                                                                                  ======================== =========================

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                          ------------------- -------------------
                                                                                                 2005                 2004
                                                                                          ------------------- -------------------
  Interest and Dividend Income
       Loans                                                                                 $  3,364,481        $  3,448,091
       Investment securities                                                                       25,717              35,827
       Dividends on Federal Home Loan Bank stock                                                   39,647              44,684
       Deposits with financial institutions                                                        59,122              25,748
                                                                                          ------------------- -------------------
           Total interest and dividend income                                                   3,488,967           3,554,350
                                                                                          ------------------- -------------------

  Interest Expense
       Deposits                                                                                 1,190,842           1,177,891
       Federal Home Loan Bank advances                                                            431,254             420,266
                                                                                          ------------------- -------------------
           Total interest expense                                                               1,622,096           1,598,157
                                                                                          ------------------- -------------------

  Net Interest Income                                                                           1,866,871           1,956,193
       Provision for loan losses                                                                   60,000             110,047
                                                                                          ------------------- -------------------
  Net Interest Income After Provision for Loan Losses                                           1,806,871           1,846,146
                                                                                          ------------------- -------------------

  Other Income
       Service charges on deposit accounts                                                         66,690              37,592
       Equity in losses of limited partnerships                                                  (114,000)                 --
       Other income                                                                               148,693             121,309
                                                                                          ------------------- -------------------
           Total other income                                                                     101,383             158,901
                                                                                          ------------------- -------------------

  Other Expenses
       Salaries and employee benefits                                                             839,806             746,153
       Net occupancy expenses                                                                      91,600              80,686
       Equipment expenses                                                                          79,486              90,231
       Legal and professional fees                                                                 71,719              95,627
       Data processing fees                                                                       105,353             101,190
       Other expenses                                                                             292,592             274,650
                                                                                          ------------------- -------------------
           Total other expenses                                                                 1,480,556           1,388,537
                                                                                          ------------------- -------------------

  Income Before Income Tax                                                                        427,698             616,510
       Income tax expense                                                                         139,000             172,900
                                                                                          ------------------- -------------------

  Net Income                                                                                 $    288,698        $    443,610
                                                                                          =================== ===================



  Basic Earnings per Share                                                                   $        .16        $        .23
  Diluted Earnings per Share                                                                          .16                 .23
  Dividends per Share                                                                                 .15                 .15


  See notes to consolidated condensed financial statements.


                     UNION COMMUNITY BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2005
                                   (Unaudited)




                                     Common Stock                                 Accumulated
                                -----------------------                              Other       Unearned
                                  Shares                Comprehensive  Retained   Comprehensive    ESOP       Unearned
                                Outstanding   Amount       Income      Earnings   Income(Loss)    Shares    Compensation     Total
                                ----------- ---------- ------------- ---------- ------------- ----------- ------------- ------------

Balances, January 1, 2005        1,928,000  $20,654,353               $14,401,571   $ (7,615) $(1,137,566)  $(473,801)  $33,436,942
Comprehensive income
  Net income for the period                                $288,698       288,698                                           288,698
    Other comprehensive
      income, net of tax
        Unrealized losses on
          securities                                        (25,491)                 (25,491)                               (25,491)
                                                          ----------
Comprehensive income                                       $263,207
                                                          ==========
Cash dividends ($.15 per
  share)                                                                 (273,786)                                         (273,786)
Stock options exercised             11,000      161,800                                                                     161,800
Amortization of unearned
  compensation expense                            3,668                                                        24,952        28,620
ESOP shares earned                               17,126                                            22,115                    39,241
                                ----------- -----------               -----------  --------- ------------ -----------  -------------
Balances, March 31, 2005         1,939,000  $20,836,947               $14,416,483   $(33,106) $(1,115,451)  $(448,849)  $33,656,024
                                =========== ===========               ===========  ========= ============ ===========  =============



See notes to consolidated condensed financial statements.




                     UNION COMMUNITY BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                              ---------------- ---------------
                                                                                                   2005             2004
                                                                                              ---------------- ---------------
  Operating Activities
       Net income                                                                             $     288,698    $     443,610
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                   60,000          110,047
         Depreciation and amortization                                                               84,090           93,158
         Investment securities accretion, net                                                           (91)            (116)
         Loss (gain) on sale of real estate owned                                                    (4,120)          43,333
         Gain on sale of premises and equipment                                                        ----          (22,746)
         Amortization of purchase accounting adjustments                                              6,118            9,334
         Amortization of unearned compensation expense                                               28,620           26,146
         ESOP shares earned                                                                          39,241           39,648
         Net change in:
           Interest receivable                                                                      (31,248)         (18,819)
           Interest payable                                                                        (174,857)        (149,730)
         Other adjustments                                                                          188,583          193,138
                                                                                              ---------------- ---------------
                Net cash provided by operating activities                                           485,034          767,003
                                                                                              ---------------- ---------------

  Investing Activities
       Net change in interest-bearing deposits                                                         ----       (2,000,000)
       Investment securities
           Proceeds from maturities and sales of investment securities available for sale              ----        1,000,000
           Proceeds from maturities of securities held to maturity and paydowns of mortgage-
             backed securities                                                                       21,033          178,384
       Net changes in loans                                                                      (6,129,485)      (2,684,852)
       Additions to real estate owned                                                                 6,666           (2,645)
       Proceeds from real estate sales                                                               80,000          188,160
       Purchases of property and equipment                                                           (9,048)         (46,426)
       Proceeds from sale of premises and equipment                                                    ----          264,130
       Other investment activities                                                                   47,101             ----
                                                                                              ---------------- ---------------
                Net cash used in investing activities                                            (5,983,733)      (3,103,249)
                                                                                              ---------------- ---------------

  Financing Activities
       Net change in
         Interest-bearing demand and savings deposits                                              (901,215)      (2,514,075)
         Certificates of deposit                                                                     74,554        5,764,184
       Proceeds from borrowings                                                                   5,000,000             ----
       Repayment of borrowings                                                                         ----         (252,892)
       Cash dividends                                                                              (272,136)        (296,565)
       Stock options exercised                                                                      161,800             ----
       Net change in advances by borrowers for taxes and insurance                                  323,887          106,009
                                                                                              ---------------- ---------------
                Net cash provided by financing activities                                         4,386,890        2,806,661
                                                                                              ---------------- ---------------

  Net Change in Cash and Cash Equivalents                                                        (1,111,809)         470,415

  Cash and Cash Equivalents, Beginning of Period                                                 13,488,014       11,888,342
                                                                                              ---------------- ---------------

  Cash and Cash Equivalents, End of Period                                                    $  12,376,205    $  12,358,757
                                                                                              ================ ===============

  Additional Cash Flows Information
       Interest paid                                                                          $   1,796,953    $   1,747,887
       Income tax paid                                                                              175,000           12,583
       Loans transferred to foreclosed real estate                                                  198,805          211,866

  See notes to consolidated condensed financial statements.

                     UNION COMMUNITY BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp, an Indiana corporation (the "Company") and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association ("Union Federal"). A summary of significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements included in the 2004 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2005, and for the three months ended March 31, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                                                                        Weighted-
              For the Three Months Ended March 31, 2005                                  Average         Per Share
                                                                       Income            Shares           Amount
       Basic earnings per share
            Income available to common stockholders                    $288,698          1,785,497          $0.16

       Effect of dilutive stock options                                                     29,107
                                                                 ------------------- ---------------- ----------------

       Diluted earnings per share
            Income available to common stockholders
             and assumed conversions                                   $288,698          1,814,604          $0.16
                                                                 =================== ================ ================



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
                                                                 =================== ================ ================



Options to purchase 97,175 shares of common stock at $18.15 per share were outstanding at March 31, 2005, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2004 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                           Three Months Ended     Three Months Ended March
                                                                             March 31, 2005               31, 2004
                                                                        -----------------------------------------------------
            Net income, as reported                                             $288,698                $443,610
            Less:  Total stock-based employee compensation cost
               determined under the fair value based method, net of
               income taxes                                                       21,888                   5,133
                                                                        -----------------------------------------------------

            Pro forma net income                                                $266,810                $438,477
                                                                        =====================================================

            Earnings per share:
                Basic - as reported                                             $    .16                $    .23
                Basic - pro forma
                                                                                $    .15                $    .23
                Diluted - as reported
                                                                                $    .16                $    .23
                Diluted - pro forma
                                                                                $    .15                $    .22

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Company acquired Montgomery Financial Corporation
("Montgomery") in a transaction that closed on January 2, 2002. In the transaction, Montgomery was merged with and into the Company, and Montgomery Savings, a federally chartered thrift, was merged with and into Union Federal. Following the merger, MSA Service Corp. became a subsidiary of Union Federal until it was dissolved in 2004.

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

Union Federal previously had two wholly-owned subsidiaries. MSA Service Corp. ("MSA") engaged in real estate development for the construction of a seven-unit condominium project located in Crawfordsville, Indiana. Union Federal's investment in MSA was excluded from the calculation of regulatory capital under OTS regulations. During the second quarter of 2004, MSA's condominium development was completed and the remaining assets of MSA were transferred to Union Federal. Effective as of June 23, 2004, MSA was dissolved. Union Federal also owns UFS Service Corp. ("UFS"), whose sole asset was its investment in Pedcor 1993, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana, known as Shady Knoll II Apartments (the "Project"). UFS did not engage in any activity or hold any assets other than its investment in Pedcor. During the second quarter of 2004, the assets and liabilities of UFS were transferred to Union Federal and Union Federal is in the process of voluntarily dissolving UFS.

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


Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements, presented on pages 26 through 29 of the 2004 Annual Report to Shareholders filed on March 29, 2005 with the Company's Form 10-K for the year ended December 31, 2004, contains a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of the foreclosed assets and real estate held for development, and the valuation of intangible assets.


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

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. A review of the fair value of the Company's goodwill and core deposit intangible was performed in the fourth quarter of 2004 and it was management's opinion that there was no impairment to these intangible assets as of the date of the review.


Financial Condition

Total assets increased $4.4 million to $261.3 million at March 31, 2005 from $256.9 million at December 31, 2004. Net loans increased $5.9 million to $222.9 million at March 31, 2005. Cash and cash equivalents decreased $1.1 million from December 31, 2004 to March 31, 2005. Investment securities available for sale decreased $42,000 during the three month period. Premises and equipment decreased $70,000 to $4.1 million at March 31, 2005. In connection with the Montgomery acquisition, the balance of goodwill and core deposit intangibles are $2.4 million and $299,000 respectively. Goodwill is reviewed annually for impairment and core deposit intangibles are being amortized. Deposits decreased by $827,000 to $187.6 million and borrowed funds increased by $5.0 million to $37.9 million during the first quarter of 2004. These borrowings were primarily used to fund loan growth.

Shareholders' equity increased $219,000 to $33.7 million at March 31, 2005. The increase was primarily due to net income for the three months ended March 31, 2005 of $289,000, Employee Stock Ownership Plan shares earned of $39,000, unearned compensation amortization of $28,000, stock options exercised of $162,000 offset by unrealized loss on available for sale securities of $25,000 and cash dividends of $274,000.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

Net income decreased $155,000 from $444,000 for the three months ended March 31, 2004 to $289,000 for the three months ended March 31, 2005. The return on average assets for the three months ended March 31, 2005 was .45% compared to ..68% for the comparable period in 2004. The return on average equity for the three months ended March 31, 2005 was 4.26% compared to 3.44% for the comparable period in 2004.

For the three months ended March 31, 2005, interest income was $3.5 million as compared to $3.6 million for the three months ended March 31, 2004, a decrease of $65,000. Interest income decreased primarily due to a decrease in the yield on interest-earning assets from 5.82% during the 2004 period to 5.81% during the 2005 period and a decrease in average interest-earning assets from $244.3 million at March 31, 2004 to $240.4 million at March 31, 2005. The decrease in average interest-earning assets was due to a decrease in other investment securities of $2.5 million and a decrease in loans receivable of $1.5 million. For the three months ended March 31, 2005, interest expense was $1,622,000 as compared to $1,598,000 for the three months ended March 31, 2004. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities from 2.90% during the 2004 period to 2.96% during the 2005 period partially offset by a decrease in average interest-bearing liabilities from $220.5 million at March 31, 2004 to $219.1 million at March 31, 2005. The amortization of purchase accounting adjustments reduced interest expense by $27,000 in both the 2004 and 2005 reporting periods.

The provision for loan losses for the three months ended March 31, 2005 was $60,000 as compared to $110,000 for the comparable period in 2004. During the three month period ending March 31, 2004 a charge to the loan loss reserve was made in the amount of $135,000 to write down a participation loan secured by a nursing home. Upon review of the loan portfolio including classified loans it was determined the balance in the allowance for loan losses was adequate at March 31, 2005.

Total other income decreased by $58,000 from $159,000 for the three months ended March 31, 2004 to $101,000 for the 2005 month period due to the recognition of losses related to investments in limited partnerships offset by increases in service charges on deposit accounts and other fee income. Due to the operating results of the limited partnerships, equity in losses of the limited partnerships increased to $114,000 for the three months ended March 31, 2005 as compared to no losses recorded in the first quarter of 2004. In addition to recording the equity in the losses of these limited partnerships, the Company receives low income housing income tax credits. Based on expected occupancy percentages, the Company expects to receive full tax credits by 2006. Increases in services charges on deposit accounts of $29,000 and other income of $27,000 were primarily due to increases in services offered and other miscellaneous fees.

Other  expenses  increased  $92,000 from  $1,389,000  for the three months ended
March 31, 2004 to $1,481,000 for the comparable period in 2005. Expenses increased primarily due to an increase in salaries and employee benefits of $94,000. This increase was due to an increase in employee salaries based on the annual reviews and normal increases in the cost of benefits, primarily medical insurance, provided to employees.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At March 31, 2005 Union Federal had $3.5 million in classified loans as compared to $3.8 million at December 31, 2004. Union Federal had $1.5 million and $1.8 million in loans classified as special mention as of March 31, 2005 and December 31, 2004 respectively. In addition, Union Federal had $1.6 million and $1.7 million of loans classified as substandard at March 31, 2005 and December 31, 2004, respectively. At both March 31, 2005 and at December 31, 2004, $325,000 in loans was classified as doubtful and no loans were classified as loss for either period end. At March 31, 2005 and December 31, 2004 all of the substandard and doubtful loans totaling $1,973,000 and $2,050,000, respectively, were non-accrual loans. The allowance for loan losses was $960,000 or .43% of loans at March 31, 2005 as compared to $910,000 or .42% of loans at December 31, 2004.


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2005, Union Federal had liquid assets of $12.4 million and a liquidity ratio of 5.6%.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2004 and 2003, is the most recent available analyses performed by the OTS of Union Federal's interest rate risk as measured by changes in net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

Union Federal:
                       At December 31, 2004             At December 31, 2003
                 ------------------------------- -------------------------------
Changes In Rates $ Change in NPV % Change in NPV $ Change in NPV % Change in NPV
---------------- --------------- --------------- --------------- ---------------
  +300 bp          $ (9,887)         (26)%         $ (13,627)        (34)%
  +200 bp            (5,970)         (16)             (8,638)        (22)
  +100 bp            (2,411)          (6)             (3,835)        (10)
     0 bp                 0            0                   0           0
  -100 bp               115            0               1,037           3


Management believes that at March 31, 2005, there have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 18-20 of the Company's 2004 Annual Report to Shareholders filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2004.


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

(b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Although the Company and its subsidiaries are involved, from time to time, in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

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

                                         UNION COMMUNITY BANCORP

Date:         May 16, 2005               /s/ Alan L. Grimble
                                         ---------------------------------------
                                         Alan L. Grimble
                                         Chief Executive Officer


Date:         May 16, 2005               /s/ J. Lee Walden
                                         ---------------------------------------
                                         J. Lee Walden
                                         Chief Financial Officer