Form 10-Q
period 2005-06-30
UNION COMMUNITY BANCORP
filed 2005-08-15
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission file number: 000-23543

UNION COMMUNITY BANCORP
(Exact name of registrant specified in its charter)

Indiana	35-2025237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

221 East Main Street
Crawfordsville, Indiana 47933
(Address of principal executive offices,
including Zip Code)

(765) 362-2400
(Registrant’s telephone number, including area code)

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2005 was 1,939,000.

Union Community Bancorp
Form 10-Q

FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30, 2005	December 31 2004
	(Unaudited)
Assets
Cash	$663,298	$706,107
Interest-bearing demand deposits	17,965,023	12,781,907
Cash and cash equivalents	18,628,321	13,488,014
Interest-bearing deposits	115,647	115,647
Investment securities
Available for sale	3,029,680	3,037,390
Held to maturity	117,948	151,749
Total investment securities	3,147,628	3,189,139
Loans, net of allowance for loan losses of $1,020,000 and $910,000	219,249,958	217,055,756
Premises and equipment	4,109,643	4,180,346
Federal Home Loan Bank stock	3,799,400	3,720,600
Investment in limited partnership	2,003,668	2,184,092
Foreclosed assets and real estate held for development, net	1,852,730	1,622,516
Goodwill	2,392,808	2,392,808
Interest receivable	1,110,194	1,085,532
Cash value of life insurance	7,041,957	6,899,927
Other assets	838,967	965,034

Total assets	$264,290,921	$256,899,411

Liabilities
Deposits
Noninterest-bearing	$4,323,784	$4,515,065
Interest-bearing	181,323,538	183,945,975
Total deposits	185,647,322	188,461,040
Federal Home Loan Bank advances	42,854,585	32,907,898
Interest payable	600,678	651,355
Other liabilities	1,353,817	1,442,176
Total liabilities	230,456,402	223,462,469

Commitments and Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no-par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,939,000 and 1,928,000 shares	20,856,363	20,654,353
Retained earnings	14,499,554	14,401,571
Accumulated other comprehensive loss	(12,271)	(7,615)
Unearned employee stock ownership plan (ESOP) shares	(1,093,336)	(1,137,566)
Unearned recognition and retention plan (RRP) shares	(415,791)	(473,801)
Total shareholders’ equity	33,834,519	33,436,942

Total liabilities and shareholders’ equity	$264,290,921	$256,899,411

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest and Dividend Income
Loans	$3,459,183	$3,411,146	$6,823,664	$6,859,236
Investment securities	16,500	25,680	42,217	61,508
Dividends on Federal Home Loan Bank stock	39,294	37,160	78,941	81,844
Deposits with financial institutions	96,445	39,077	155,567	64,824
Total interest and dividend income	3,611,422	3,513,063	7,100,389	7,067,412

Interest Expense
Deposits	1,270,989	1,128,490	2,461,831	2,306,381
Federal Home Loan Bank advances	508,422	420,094	939,676	840,359
Total interest expense	1,779,411	1,548,584	3,401,507	3,146,740

Net Interest Income	1,832,011	1,964,479	3,698,882	3,920,672
Provision for loan losses	60,048	2,772	120,048	112,819
Net Interest Income After Provision for Loan Losses	1,771,963	1,961,707	3,578,834	3,807,853

Other Income
Service charges on deposit accounts	77,560	68,491	144,250	106,083
Equity in losses of limited partnerships	(19,322)	---	(133,322)	---
Other income	172,455	116,452	321,147	237,761
Total other income	230,693	184,943	332,075	343,844

Other Expenses
Salaries and employee benefits	760,474	812,978	1,600,280	1,559,131
Net occupancy expenses	89,195	74,851	180,795	155,537
Equipment expenses	79,993	81,677	159,479	171,908
Legal and professional fees	96,119	96,904	167,838	192,532
Data processing fees	103,030	107,244	208,383	208,434
Other expenses	292,987	407,288	585,579	681,937
Total other expenses	1,421,798	1,580,942	2,902,354	2,969,479

Income Before Income Tax	580,858	565,708	1,008,555	1,182,218
Income tax expense	224,000	157,700	363,000	330,600

Net Income	$356,858	$408,008	$645,555	$851,618

Basic Earnings per Share	$.20	$.22	$.36	$.45
Diluted Earnings per Share	.20	.21	.36	.44
Dividends per Share	.15	.15	.30	.30

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2005
(Unaudited)

	Common Stock
	Shares Outstanding	Amount	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Unearned Compensation	Total

Balances, January 1, 2005	1,928,000	$20,654,353		$14,401,571	$(7,615)	$(1,137,566)	$(473,801)	$33,436,942
Comprehensive income
Net income for the period			$645,555	645,555				645,555
Other comprehensive income, net of tax
Unrealized losses on securities			(4,656)		(4,656)			(4,656)
Comprehensive income			$640,899
Cash dividends ($.30 per share)				(547,572)				(547,572)
Stock options exercised	11,000	161,800						161,800
Amortization of unearned compensation expense		9,344					58,010	67,354
ESOP shares earned		30,866				44,230		75,096
Balances, June 30, 2005	1,939,000	$20,856,363		$14,499,554	$(12,271)	$(1,093,336)	$(415,791)	$33,834,519

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$645,555	$851,618
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	120,048	65,000
Depreciation and amortization	169,163	184,048
Investment securities accretion, net	(182)	(233)
Loss (gain) on sale of real estate owned	(22,421)	143,294
Gain on sale of premises and equipment	---	(22,746)
Equity in losses of limited partnerships	133,322	---
Amortization of purchase accounting adjustments	12,236	18,667
Amortization of unearned compensation expense	67,354	52,293
ESOP shares earned	75,096	80,084
Net change in:
Interest receivable	(24,662)	82,842
Interest payable	(50,677)	(89,579)
Other adjustments	(297,347)	337,641
Net cash provided by operating activities	827,487	1,702,929

Investing Activities
Net change in interest-bearing deposits	---	(1,975,901)
Investment securities
Purchase of investment securities available for sale	---	(50,000)
Proceeds from sales of investment securities available for sale	---	1,000,000
Proceeds from maturities of securities held to maturity and paydowns of mortgage-backed securities	33,983	220,924
Net changes in loans	(2,707,696)	(1,465,558)
Additions to real estate owned	---	(3,477)
Proceeds from real estate sales	148,985	824,178
Purchases of property and equipment	(87,516)	(60,539)
Proceeds from sale of property and equipment	---	264,130
Other investing activities	47,101	---
Net cash used in investing activities	(2,565,143)	(1,246,243)

Financing Activities
Net change in
Interest-bearing demand and savings deposits	(4,138,710)	(2,498,361)
Certificates of deposit	1,324,992	4,360,029
Proceeds from borrowings	15,000,000	---
Repayment of borrowings	(5,000,000)	(252,892)
Cash dividends	(545,922)	(576,331)
Stock options exercised	161,800	---
Repurchase of common stock	---	(1,997,754)
Net change in advances by borrowers for taxes and insurance	75,803	205,990
Net cash provided by (used in) financing activities	6,877,963	(759,319)

Net Change in Cash and Cash Equivalents	5,140,307	(302,633)

Cash and Cash Equivalents, Beginning of Period	13,488,014	11,888,342

Cash and Cash Equivalents, End of Period	$18,628,321	$11,585,709

Additional Cash Flows Information
Interest paid	$3,452,184	$3,236,319
Income tax paid	411,063	184,583
Loans transferred to foreclosed real estate	367,722	536,123

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Union Community Bancorp, an Indiana corporation (the “Company”) and its wholly owned subsidiary, Union Federal Savings and Loan Association, a federally chartered savings and loan association (“Union Federal”). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2004 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$356,858	1,794,713	$.20	$408,008	1,880,160	$.22

Effect of dilutive RRP awards and stock options		13,070			30,330

Diluted earnings per share
Income available to common shareholders and assumed conversions	$356,858	1,807,783	$.20	$408,008	1,910,490	$.21

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$645,555	1,790,124	$.36	$851,618	1,908,900	$.45

Effect of dilutive RRP awards and stock options		21,088			30,730

Diluted earnings per share
Income available to common shareholders and assumed conversions	$645,555	1,811,212	$.36	$851,618	1,939,630	$.44

Options to purchase 97,175 shares of common stock at $18.15 per share were outstanding at June 30, 2005, but were not included in the computation of diluted earnings per share because the option price was greater that the average market price of the common shares.

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in the Notes to Financial Statements included in the December 31, 2004 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net income, as reported	$356,858	$408,008
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	21,888	5,133
Pro forma net income	$334,970	$402,875
Earnings per share:
Basic - as reported	$.20	$.22
Basic - pro forma	$.19	$.21
Diluted - as reported	$.20	$.21
Diluted - pro forma	$.19	$.21

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income, as reported	$645,555	$851,618
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	43,777	10,267
Pro forma net income	$601,778	$841,351
Earnings per share:
Basic - as reported	$.36	$.45
Basic - pro forma	$.34	$.44
Diluted - as reported	$.36	$.44
Diluted - pro forma	$.33	$.43

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

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

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

Note 4: Recent Accounting Changes

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP 115-1 will not have any significant impact on the Company’s financial condition or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Company acquired Montgomery Financial Corporation (“Montgomery”) in a transaction that closed on January 2, 2002. In the transaction, Montgomery was merged with and into the Company, and Montgomery Savings, a federally chartered thrift, was merged with and into Union Federal. Following the merger, MSA Service Corp. became a subsidiary of Union Federal until it was dissolved in 2004.

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

Union Federal offers a variety of lending, deposit and other financial services to its retail and commercial customers. Union Federal’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Union Federal’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Union Federal offers a number of financial services, which include: (i) residential real estate loans; (ii) multi-family loans; (iii) commercial real estate loans; (iv) construction loans; (v) home improvement loans and consumer loans, including single-pay loans, loans secured by deposits, installment loans and commercial loans; (vi) money market demand accounts; (vii) passbook savings accounts; and (viii) certificates of deposit.

Union Federal previously had two wholly-owned subsidiaries. MSA Service Corp. (“MSA”) engaged in real estate development for the construction of a seven-unit condominium project located in Crawfordsville, Indiana. Union Federal’s investment in MSA was excluded from the calculation of regulatory capital under OTS regulations. During the second quarter of 2004, MSA’s condominium development was completed and the remaining assets of MSA were transferred to Union Federal. Effective as of June 23, 2004, MSA was dissolved. Union Federal also owns UFS Service Corp. (“UFS”), whose sole asset was its investment in Pedcor 1993, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana, known as Shady Knoll II Apartments (the “Project”). UFS did not engage in any activity or hold any assets other than its investment in Pedcor. During the second quarter of 2004, the assets and liabilities of UFS were transferred to Union Federal and Union Federal is in the process of voluntarily dissolving UFS.

Union Federal’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of Union Federal’s non-interest income, including fee income and service charges, and the level of its non-interest expenses, including general and administrative expenses.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements, presented on pages 26 through 29 of the 2004 Annual Report to Shareholders filed on March 29, 2005 with the Company’s Form 10-K for the year ended December 31, 2004, contains a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of the foreclosed assets and real estate held for development, and the valuation of intangible assets.

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation includes a review of payment performance, adequacy of collateral and financial condition of all major borrowers. A review of all nonperforming loans and other identified problem loans is performed and the probability of collecting all amounts due thereunder is determined. In addition, changes in the composition of the loan portfolio, the total outstanding loans and past loss experience are reviewed to determine the adequacy of the allowance for loan losses. Current economic and market conditions and potential negative changes to economic conditions are also reviewed in determining possible loan losses. Although it is the intent of management to fully evaluate and estimate the potential effects of economic and market conditions, changes in the conditions are susceptible to significant changes beyond those projected. A worsening or protracted economic decline beyond management’s projections would increase the likelihood of additional losses due to the additional credit and market risk and could create the need for additional loss reserves.

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

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value. A review of the fair value of the Company’s goodwill and core deposit intangible was performed in the fourth quarter of 2004 and it was management’s opinion that there was no impairment to these intangible assets as of the date of the review.

Financial Condition

Total assets increased $7.4 million to $264.3 million from December 31, 2004 to June 30, 2005. Net loans increased $2.2 million to $219.2 million at June 30, 2005. Cash and cash equivalents increased $5.1 million from December 31, 2004 to June 30, 2005. Investment securities decreased $41,000 primarily due to principal payments received on amortizing mortgage-backed securities. Premises and equipment decreased $71,000 to $4.1 million at June 30, 2005. In connection with the Montgomery acquisition, the balances of goodwill and core deposit intangibles are $2.4 million and $279,000 respectively. Goodwill is reviewed annually for impairment and core deposit intangibles are being amortized. Deposits decreased by $2.8 million to $185.6 million and borrowed funds increased by $9.9 million during the first six months of 2005 to fund loan growth and to meet liquidity needs.

Shareholders’ equity increased $398,000 to $33.8 million at June 30, 2005. The increase was primarily due to net income for the six months ended June 30, 2005 of $646,000, Employee Stock Ownership Plan shares earned of $75,000, unearned compensation amortization of $67,000, stock options exercised of $162,000 offset by unrealized loss on available for sale securities of $5,000 and cash dividends of $548,000.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net income decreased $51,000 from $408,000 for the three months ended June 30, 2004 to $357,000 for the three months ended June 30, 2005. The return on average assets for the three months ended June 30, 2005 was .55% compared to .62% for the comparable period in 2004. The return on average equity for the three months ended June 30, 2005 was 4.24% compared to 4.61% for the comparable period in 2004.

For the three months ended June 30, 2005, interest income was $3.6 million as compared to $3.5 million for the three months ended June 30, 2004. Interest income increased primarily due to an increase in the yield on interest-earning assets from 5.69% during the 2004 period to 5.93% during the 2005 period which was partially offset by a decrease in average interest-earning assets for the comparable three-month periods from $247.1 million ending June 30, 2004 to $243.6 million ending June 30, 2005. For the three months ended June 30, 2005, interest expense was $1.8 million as compared to $1.5 million for the three months ended June 30, 2004. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities from 2.78% during the 2004 period to 3.21% during the 2005 period. The increase in the cost of interest-bearing liabilities was partially offset by a decrease in average interest-bearing liabilities for the comparable periods from $223.2 million at June 30, 2004 to $222.0 million at June 30, 2005.

The provision for loan losses for the three months ended June 30, 2005 was $60,000 as compared to $3,000 for the comparable period in 2004. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income increased by $46,000 from $185,000 for the three months ended June 30, 2004 to $231,000 for the 2005 three-month period due to an increase in service charges on deposit accounts and other fee income offset by the recognition of losses related to investments in limited partnerships. Due to the operating results of the limited partnerships, equity in losses of the limited partnerships increased to $19,000 for the three months ended June 30, 2005 as compared to no losses recorded in the comparable quarter of 2004. In addition to recording the equity in the losses of these limited partnerships, the Company receives low income housing income tax credits. Based on expected occupancy percentages, the Company expects to begin receiving full tax credits by 2006. Increases in services charges on deposit accounts of $9,000 and other income of $56,000 were primarily due to increases in services offered and other miscellaneous fees.

Total other expenses decreased $159,000 from $1,581,000 for the three months ended June 30, 2004 to $1,422,000 for the comparable period in 2005. Salaries and employee benefits decreased $53,000 due to a decrease in staff which had not been filled and an increase deferred loan fee compensation cost partially offset by increases in employee insurance expense. Deferred compensation cost is a reduction to salary expense and increased in 2005 as compared to 2004 due to loan volume. Occupancy expense increased $14,000 while equipment expense decreased $2,000. Other expenses decreased $114,000 primarily due to a decrease in losses on real estate owned operations from $113,000 during the three months ended June 30, 2004 to $4,000 for the 2005 three-month period and a decrease in advertising expense due to product advertising campaign scheduling.

Income taxes increased $66,000 from $158,000 for the three months ending June 30, 2004 to $224,000 for the 2005 three-month period. A $44,000 tax credit from the limited partnerships was used in 2004 that was not available in the 2005 three-month period to offset the tax liability. This credit and an increase in taxable income were the primary reasons for the increase in tax expense. As previously discussed, the Company expects to begin receiving additional low income housing tax credits by 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

Net income decreased $206,000 from $852,000 for the six months ended June 30, 2004 to $646,000 for the six months ended June 30, 2005. The return on average assets for the six months ended June 30, 2005 was .49% compared to .65% for the comparable period in 2005. The return on average equity for the six months ended June 30, 2005 was 3.82% compared to 4.79% for the comparable six-month period in 2004.

Interest income was $7.1 million for both six-month periods ending June 30, 2005 and 2004. The yield on interest-earning assets was 5.76% during the 2005 period compared to 5.75% during the 2004 period. Average interest-earning assets were $246.7 million for the six months ended June 30, 2004 and $245.7 million for the 2004 comparable six-month period. For the six months ended June 30, 2005, interest expense was $3.4 million as compared to $3.1 million for the six months ended June 30, 2004. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities from 2.84% during the 2004 period to 3.03% during the 2005 period and an increase in average interest-bearing liabilities from $221.8 million at June 30, 2004 to $224.8 million at June 30, 2005.

The provision for loan losses for the six-month period ending June 30, 2005 was $120,000 compared to a provision of $113,000 for the comparable 2004 period. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income decreased by $12,000 from $344,000 for the six months ended June 30, 2005 to $332,000 for the 2005 six-month period due to the recognition of losses related to investments in limited partnerships offset by increases in service charges on deposit accounts and other fee income. Due to the operating results of the limited partnerships, equity in losses of the limited partnerships increased to $133,000 for the six months ended June 30, 2005 as compared to no losses recorded in the 2004 comparable six-month period. In addition to recording the equity in the losses of these limited partnerships, the Company receives low income housing income tax credits. Based on expected occupancy percentages, the Company expects to begin receiving full tax credits by 2006. Increases in services charges on deposit accounts of $38,000 and other income of $83,000 were primarily due to increases in services offered and other miscellaneous fees.

Total other expenses decreased $67,000 from $2,969,000 for the six months ended June 30, 2004 to $2,902,000 for the comparable period in 2005. Salaries and employee benefits increased $41,000 primarily due to cost of benefits, primarily medical insurance, provided to employees. Occupancy expense increased $25,000 while equipment expense decreased $12,000. Legal expense decreased $25,000 and other expenses decreased $96,000 primarily due to a decrease in advertising expense of $6,000 and a decrease in losses on real estate owned operations from $133,000 during the six months ended June 30, 2004 to $10,000 for the 2005 six-month period.

Income taxes increased $32,000 from $331,000 for the six months ending June 30, 2004 to $363,000 for the 2005 six-month period. An $89,000 tax credit from the limited partnerships was used in 2004 that was not available in the 2005 six-month period to offset the tax liability. This credit was partially offset by a decrease in taxable income. As stated earlier, the Company expects to begin receiving additional low income housing tax credits by 2006.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. At both June 30, 2005 and December 31, 2004 Union Federal had $3.8 million in classified loans. Union Federal had $2.0 million and $1.8 million in loans classified as special mention as of June 30, 2005 and December 31, 2004 respectively. In addition, Union Federal had $1.5 million and $1.7 million of loans classified as substandard at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, there were $336,000 and $325,000, respectively, in loans classified as doubtful and no loans were classified as loss for either period end. At June 30, 2005 and December 31, 2004 all of the substandard and doubtful loans totaling $1,852,000 and $2,050,000, respectively, were non-accrual loans. The allowance for loan losses was $1,020,000 or .46% of loans at June 30, 2005 as compared to $910,000 or .42% of loans at December 31, 2004.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2004, Union Federal had liquid assets of $18.7 million and a liquidity ratio of 8.1%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2005 and 2004, is the most recent available analyses performed by the OTS of Union Federal’s interest rate risk as measured by changes in net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

Union Federal:
		At March 31, 2005		At March 31, 2004
Changes In Rates		$ Change in NPV	% Change in NPV	$ Change in NPV	% Change in NPV
+300	bp	$(10,871)	(28)%	$(13,035)	(33)%
+200	bp	(6,894)	(17)	(7,837)	(20)
+100	bp	(3,097)	(8)	(3,135)	(8)
0	bp	0	0	0	0
-100	bp	1,258	+3	153	0
-200	bp	123	0	---	---

Management believes that at June 30, 2005 there have been no material changes in market interest rates or in the Company’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 18-20 of the Company’s 2004 Annual Report to Shareholders filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the security holders during the Company’s Annual Meeting of Shareholders held on April 20, 2005:

(a)	Two directors were elected to terms expiring in 2008 by the following votes:

Phillip E. Grush	For: 1,697,755	Withheld: 51,685
Joseph E. Timmons	For: 1,685,781	Withheld: 63,659

The terms of office of the following directors of Union Community Bancorp continued after the Annual Shareholder Meeting:

Name	Term Expires In
C. Rex Henthorn	2006
Samuel H. Hildebrand	2006
Joseph M. Malott	2006
Harry A. Siamas	2006
Philip L. Boots	2007
Mark E. Foster	2007
John M. Horner	2007

		For	Against	Abstentions

(b)	Ratification of appointment of BKD, LLP as auditors	1,735,221	7,686	6,533

Item 5. Other Information

On April 20, 2005, the Company executed the Fifth Amendment to the Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement (the “Amendment”). The Amendment modifies the Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement (the “Plan”) to change the mandatory small benefit cashout threshold from $5,000 to $1,000, effective with respect to distributions of benefits on or after March 28, 2005. A copy of the Plan, as modified through the date hereof, including the Amendment, accompanies this Report as Exhibit 10(4).

Item 6. Exhibits

The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION COMMUNITY BANCORP

Date: August 15, 2005	By:	/s/ Alan L. Grimble
Alan L. Grimble Chief Executive Officer

Date: August 15, 2005	By:	/s/ J. Lee Walden
J. Lee Walden Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description (including updated incorporation references)

3(2)
Registrant’s Amended Code of By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the SEC on November 17, 2001)

10(2)	Union Community Bancorp Stock Option Plan, as amended on and through July 20, 2005

10(3)	Union Federal Savings and Loan Association Recognition and Retention Plan and Trust, as amended on and through July 20, 2005

10(4)	Union Community Bancorp Employee Stock Ownership Plan and Trust Agreement, as amended through Fifth Amendment, dated April 20, 2005

10(5)
Employment Agreement, between Union Federal Savings and Loan Association and Joseph E. Timmons, effective July 1, 2001 (incorporated by reference to Exhibit 10(5) to the Registrant’s Registration Statement on Form S-4, filed with the SEC on October 10, 2001)

31(1)	Certification of CEO required by 17 C.F.R. § 240.13a-14(a)

31(2)	Certification of CFO required by 17 C.F.R. § 240.13a-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002