Form 10-Q
period 2005-09-30
UNION COMMUNITY BANCORP
filed 2005-11-14
CIK 1046183

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission file number: 000-23543

UNION COMMUNITY BANCORP

(Exact name of registrant specified in its charter)

Indiana	35-2025237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

221 East Main Street

Crawfordsville, Indiana47933

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2005 was 1,939,000.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash	$721,990	$706,107
Interest-bearing demand deposits	9,072,294	12,781,907
Cash and cash equivalents	9,794,284	13,488,014
Interest-bearing deposits	115,647	115,647
Investment securities
Available for sale	3,001,390	3,037,390
Held to maturity	108,482	151,749
Total investment securities	3,109,872	3,189,139
Loans, net of allowance for loan losses of $1,080,000 and $910,000	219,105,512	217,055,756
Premises and equipment	4,033,950	4,180,346
Federal Home Loan Bank stock	3,799,400	3,720,600
Investment in limited partnership	1,905,421	2,184,092
Foreclosed assets and real estate held for development, net	1,676,115	1,622,516
Goodwill	2,392,808	2,392,808
Interest receivable	1,048,067	1,085,532
Cash value of life insurance	7,114,895	6,899,927
Other assets	1,104,102	965,034

Total assets	$255,200,073	$256,899,411

Liabilities
Deposits
Noninterest-bearing	$3,882,043	$4,515,065
Interest-bearing	172,425,587	183,945,975
Total deposits	176,307,630	188,461,040
Federal Home Loan Bank advances	42,742,095	32,907,898
Interest payable	664,400	651,355
Other liabilities	2,290,640	1,442,176
Total liabilities	222,004,765	223,462,469

Commitments and Contingent Liabilities

Shareholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no-par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,939,000 and 1,928,000 shares	20,889,369	20,654,353
Retained earnings	13,789,249	14,401,571
Accumulated other comprehensive loss	(29,356)	(7,615)
Unearned employee stock ownership plan (ESOP) shares	(1,071,221)	(1,137,566)
Unearned recognition and retention plan (RRP) shares	(382,733)	(473,801)
Total shareholders’ equity	33,195,308	33,436,942

Total liabilities and shareholders’ equity	$255,200,073	$256,899,411

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Interest and Dividend Income
Loans	$3,391,664	$3,311,308	$10,215,328	$10,190,544
Investment securities	28,599	34,939	70,817	96,447
Dividends on Federal Home Loan Bank stock	42,525	40,632	121,466	122,475
Deposits with financial institutions	116,880	40,103	272,446	104,928
Total interest and dividend income	3,579,668	3,446,982	10,680,057	10,514,394

Interest Expense
Deposits	1,296,032	1,147,832	3,757,863	3,454,213
Federal Home Loan Bank advances	536,212	423,918	1,475,888	1,264,278
Total interest expense	1,832,244	1,571,750	5,233,751	4,718,491

Net Interest Income	1,747,424	1,875,232	5,446,306	5,795,903
Provision for loan losses	351,947	60,000	471,995	172,818
Net Interest Income After Provision for Loan Losses	1,395,477	1,815,232	4,974,311	5,623,085

Other Income
Service charges on deposit accounts	81,244	72,466	225,494	178,549
Equity in losses of limited partnerships	(98,247)	---	(231,569)	---
Other income	187,240	126,498	508,387	364,259
Total other income	170,237	198,964	502,312	542,808

Other Expenses
Salaries and employee benefits	1,604,876	758,784	3,205,156	2,317,915
Net occupancy expenses	90,989	79,931	271,784	235,468
Equipment expenses	82,015	79,742	241,494	251,650
Legal and professional fees	181,683	82,548	349,521	275,080
Data processing fees	69,777	108,781	278,159	317,215
Advertising expense	35,383	35,291	94,376	100,649
Other expenses	308,509	210,816	835,096	827,395
Total other expenses	2,373,232	1,355,893	5,275,586	4,325,372

Income (Loss) Before Income Tax	(807,518)	658,303	201,037	1,840,521
Income tax expense (benefit)	(371,000)	207,400	(8,000)	538,000

Net Income (Loss)	$(436,518)	$450,903	$209,037	$1,302,521

Basic Earnings (Losses) per Share	$(.24)	$.25	$.12	$.69
Diluted Earnings (Losses) per Share	(.24)	.24	.11	.68
Dividends per Share	.15	.15	.45	.45

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2005
(Unaudited)

					Accumulated
	Common Stock				Other	Unearned
	Shares		Comprehensive	Retained	Comprehensive	ESOP	Unearned
	Outstanding	Amount	Income	Earnings	Loss	Shares	Compensation	Total

Balances, January 1, 2005	1,928,000	$20,654,353		$14,401,571	$(7,615)	$(1,137,566)	$(473,801)	$33,436,942
Comprehensive income
Net income for the period			$209,037	209,037				209,037
Other comprehensive income, net of tax
Unrealized losses on securities			(21,741)		(21,741)			(21,741)
Comprehensive income			$187,296
Cash dividends ($.45 per share)				(821,359)				(821,359)
Stock options exercised	11,000	161,800						161,800
Amortization of unearned compensation expense		15,020					91,088	106,088
ESOP shares earned		58,196				66,345		124,541
Balances, September 30, 2005	1,939,000	$20,889,369		$13,789,249	$(29,356)	$(1,071,221)	$(382,733)	$33,195,308

See notes to consolidated condensed financial statements.

UNION COMMUNITY BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$209,037	$1,302,521
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	471,995	172,818
Depreciation and amortization	253,712	268,872
Investment securities accretion, net	(273)	(350)
Loss (gain) on sale of real estate owned	(13,343)	89,539
Gain on sale of premises and equipment	---	(22,746)
Equity in losses of limited partnerships	231,570	---
Amortization of purchase accounting adjustments	18,354	28,001
Amortization of unearned compensation expense	106,088	78,441
ESOP shares earned	124,541	120,353
Net change in:
Interest receivable	37,465	10,682
Interest payable	13,045	(5,896)
Other adjustments	122,400	399,072
Net cash provided by operating activities	1,574,591	2,441,307

Investing Activities
Net change in interest-bearing deposits	---	(1,980,883)
Investment securities
Purchase of investment securities available for sale	---	(50,000)
Proceeds from sales of investment securities available for sale	---	1,000,000
Proceeds from maturities of securities held to maturity and paydowns of mortgage-backed securities	43,540	288,966
Net changes in loans	(2,928,059)	(849,400)
Additions to real estate owned	---	(3,477)
Proceeds from real estate sales	311,050	2,035,465
Purchases of property and equipment	(90,900)	(120,738)
Proceeds from sale of property and equipment	---	264,130
Other investing activities	47,101	---
Net cash provided by (used in) investing activities	(2,617,268)	584,063

Financing Activities
Net change in
Interest-bearing demand and savings deposits	(9,116,733)	(8,847,061)
Certificates of deposit	(3,036,677)	7,291,534
Proceeds from borrowings	15,000,000	---
Repayment of borrowings	(5,085,834)	(333,488)
Cash dividends	(819,709)	(848,145)
Stock options exercised	161,800	---
Repurchase of common stock	---	(2,956,304)
Net change in advances by borrowers for taxes and insurance	246,100	395,793
Net cash used in financing activities	(2,651,053)	(5,297,671)

Net Change in Cash and Cash Equivalents	(3,693,730)	(2,272,301)

Cash and Cash Equivalents, Beginning of Period	13,488,014	11,888,342

Cash and Cash Equivalents, End of Period	$9,794,284	$9,616,041

Additional Cash Flows Information
Interest paid	$5,220,706	$4,724,387
Income tax paid	599,313	415,583
Loans transferred to foreclosed real estate	367,722	2,260,585

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

The interim consolidated financial statements at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Loss)	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income (loss) available to common shareholders	$(436,518)	1,798,902	$(.24)	$450,903	1,819,752	$.25

Effect of dilutive RRP awards and stock options		---			30,198

Diluted earnings per share
Income available to common shareholders and assumed conversions	$(436,518)	1,798,902	$(.24)	$450,903	1,849,950	$.24

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$209,037	1,793,062	$.12	$1,302,521	1,878,838	$.69

Effect of dilutive RRP awards and stock options		36,564			29,849

Diluted earnings per share
Income available to common shareholders and assumed conversions	$209,037	1,829,626	$.11	$1,302,521	1,908,687	$.68

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net income (loss), as reported	$(436,518)	$450,903
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	21,888	5,133
Pro forma net income (loss)	$(458,406)	$445,770
Earnings (losses) per share:
Basic - as reported	$(.24)	$.25
Basic - pro forma	$(.25)	$.24
Diluted - as reported	$(.24)	$.24
Diluted - pro forma	$(.25)	$.24

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income, as reported	$209,037	$1,302,521
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	65,665	15,400
Pro forma net income	$143,372	$1,287,121
Earnings per share:
Basic - as reported	$.12	$.69
Basic - pro forma	$.08	$.69
Diluted - as reported	$.11	$.68
Diluted - pro forma	$.08	$.67

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

Note 4:  Recent Accounting Changes

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which is retitled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP supersedes EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 replaced guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP 115-1 will not have any significant impact on the Company's financial condition or results of operation.

Note 5: Plan of Merger

On August 23, 2005, the Company and MainSource Financial Corporation (“MainSource”) jointly announced the signing of a definitive agreement (the “Agreement”) pursuant to which the Company will be merged with and into MainSource (the “Merger”), and the Company’s savings association subsidiary will be merged with and into a new Indiana commercial bank subsidiary to be formed by MainSource and named MainSource Bank-Crawfordsville. The Agreement provides that upon the effective date of the Merger, pursuant to election procedures described in the Agreement, each share of common stock of the Company will be converted into either an amount of cash or shares of common stock of MainSource based upon predetermined formulas.

Note 6: Plan Termination

Effective as of October 1, 2005, the Company terminated its defined benefit multi-employer plan in accordance with the requirements of the Agreement signed with MainSource. As a result of this election, the Company recorded a termination liability, as determined by the actuaries of the defined benefit plan, of approximately $858,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1997. On December 29, 1997, it acquired the common stock of Union Federal upon the conversion of Union Federal from a federal mutual savings and loan association to a federal stock savings and loan association. The Company acquired Montgomery Financial Corporation (“Montgomery”) in a transaction that closed on January 2, 2002. In the transaction, Montgomery was merged with and into the Company, and Montgomery Savings, a federally chartered thrift, was merged with and into Union Federal. Following the merger, MSA Service Corp (“MSA”) became a subsidiary of Union Federal.

On August 23, 2005, the Company and MainSource Financial Corporation (“MainSource”) jointly announced the signing of a definitive agreement pursuant to which the Company will be merged with and into MainSource, and the Company’s savings association subsidiary will be merged with and into a new Indiana commercial bank subsidiary to be formed by MainSource and named MainSource Bank-Crawfordsville. Details of the definitive agreement are available at the Company’s website at www.unionfed.com.

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

Union Federal previously had two wholly-owned subsidiaries. MSA Service Corp. (“MSA”) engaged in real estate development for the construction of a seven-unit condominium project located in Crawfordsville, Indiana. Union Federal’s investment in MSA was excluded from the calculation of regulatory capital under OTS regulations. During the second quarter of 2004, MSA’s condominium development was completed and the remaining assets of MSA were transferred to Union Federal. Effective as of June 23, 2004, MSA was dissolved. Union Federal also owns UFS Service Corp. (“UFS”), whose sole asset was its investment in Pedcor 1993, which is an Indiana limited partnership that was established to organize, build, own, operate and lease a 48-unit apartment complex in Crawfordsville, Indiana, known as Shady Knoll II Apartments (the “Project”). UFS did not engage in any activity or hold any assets other than its investment in Pedcor. During the second quarter of 2004, the assets and liabilities of UFS were transferred to Union Federal and UFS was dissolved as of September 30, 2005.

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

Financial Condition

Total assets decreased $1.7 million to $255.2 million from December 31, 2004 to September 30, 2005. Net loans increased $2.0 million to $219.1 million at September 30, 2005. Cash and cash equivalents decreased $3.7 million from December 31, 2004 to September 30, 2005. Investment securities decreased $79,000 primarily due to principal payments received on amortizing mortgage-backed securities. Premises and equipment decreased $146,000 to $4.0 million at September 30, 2005. In connection with the Montgomery acquisition, the balances of goodwill and core deposit intangibles are $2.4 million and $259,000 respectively. Goodwill is reviewed annually for impairment and core deposit intangibles are being amortized. Deposits decreased by $12.2 million to $176.3 million primarily due to decrease in public funds that are priced on a bid basis. These deposits could not be retained due to competitive bids from other institutions exceeding Union Federal’s cost of replacing the funds through borrowings. Borrowed funds increased by $9.9 million during the first nine months of 2005 to fund loan growth and to meet liquidity needs caused by the decrease in deposits.

Shareholders’ equity decreased $242,000 to $33.2 million at September 30, 2005. The decrease was primarily due to net income for the nine months ended September 30, 2005 of $209,000, Employee Stock Ownership Plan shares earned of $125,000, unearned compensation amortization of $106,000, stock options exercised of $162,000, offset by unrealized loss on available for sale securities of $22,000 and cash dividends of $821,000.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Net income decreased $887,000 from $451,000 for the three months ended September 30, 2004 to a loss of $437,000 for the three months ended September 30, 2005. The loss on average assets for the three months ended September 30, 2005 was .67% compared to a return of .70% for the comparable period in 2004. The loss on average equity for the three months ended September 30, 2005 was 5.17% compared to a return of 5.31% for the comparable period in 2004.

For the three months ended September 30, 2005, interest income was $3.6 million as compared to $3.4 million for the three months ended September 30, 2004. Interest income increased primarily due to an increase in the yield on interest-earning assets from 5.68% during the 2004 period to 5.88% during the 2005 period and an increase in average interest-earning assets for the comparable three-month periods from $242.6 million ending September 30, 2004 to $243.4 million ending September 30, 2005. For the three months ended September 30, 2005, interest expense was $1.8 million as compared to $1.6 million for the three months ended September 30, 2004. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities from 2.86% during the 2004 period to 3.31% during the 2005 period and an increase in average interest-bearing liabilities for the comparable periods from $220.1 million at September 30, 2004 to $221.7 million at September 30, 2005.

The provision for loan losses for the three months ended September 30, 2005 was $352,000 as compared to $60,000 for the comparable period in 2004. This increase was primarily due to loan charge offs totaling approximately $292,000 in September 2005. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income decreased by $29,000 from $199,000 for the three months ended September 30, 2004 to $170,000 for the 2005 three-month period primarily due to losses recorded in connection with operating results of investments in limited partnerships offset by an increase in service charges on deposit accounts and an increase in other fee income. Due to the operating results of the limited partnerships, equity in losses of the limited partnerships increased to $98,000 for the three months ended September 30, 2005 as compared to no losses recorded in the comparable quarter of 2004. In addition to recording the equity in the losses of these limited partnerships, the Company receives low income housing income tax credits. Based on expected occupancy percentages, the Company expects to begin receiving full tax credits by 2006. Increases in services charges on deposit accounts of $9,000 and other income of $61,000 were primarily due to increases in services offered and other miscellaneous fees.

Total other expenses increased $1,017,000 from $1,356,000 for the three months ended September 30, 2004 to $2,373,000 for the comparable period in 2005. Salaries and employee benefits increased $846,000 primarily due to recording of the estimated expense of $858,000 to close the Company’s defined benefit plan which has been frozen since 2002. The closing of this plan is required in the definitive agreement for the acquisition of the Company by MainSource. Occupancy expense increased $11,000 while equipment expense increased $2,000. Legal and professional fees increased $99,000 primarily due to payment of $91,000 in expenses associated with the proposed acquisition by MainSource. Data processing expense decreased $39,000 to $70,000 for the three months ended September 30, 2005 primarily due to a refund of approximately $20,000 for prior billing corrections and the reduction in costs based on a change in fees which became effective when a new contract became effective in January 2005. Other expenses increased $98,000 primarily due to an increase in losses on real estate owned operations and costs associated with the offering of new products and services.

Income taxes decreased $578,000 from $207,000 expense for the three months ended September 30, 2004 to a benefit of $371,000 for the 2005 three-month period. A $44,000 tax credit from the limited partnerships was used in 2004 that was not available in the 2005 three-month period to offset the tax liability. A decrease in net taxable income offset by a decrease in tax credits were the primary reasons for the decrease in tax expense. As previously discussed, the Company expects to begin receiving additional low income housing tax credits by 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Net income decreased $1,093,000 from $1,303,000 for the nine months ended September 30, 2004 to $209,000 for the nine months ended September 30, 2005. The return on average assets for the nine months ended September 30, 2005 was .11% compared to .66% for the comparable period in 2004. The return on average equity for the nine months ended September 30, 2005 was .81% compared to 4.96% for the comparable nine-month period in 2004.

Interest income was $10.7 million for the nine-month period ending September 30, 2005 compared to $10.5 million for the 2004 nine-month period. The yield on interest-earning assets was 5.86% during the 2005 period compared to 5.73% during the 2004 period. Average interest-earning assets were $243.1 million for the nine months ended September 30, 2005 and $244.7 million for the 2004 comparable nine-month period. For the nine months ended September 30, 2005, interest expense was $5.2 million as compared to $4.7 million for the nine months ended September 30, 2004. Interest expense increased primarily due to an increase in the cost of interest-bearing liabilities from 2.84% during the 2004 period to 3.16% during the 2005 period, partially offset by a decrease in average interest-bearing liabilities from $221.4 million at September 30, 2004 to $221.1 million at September 30, 2005.

The provision for loan losses for the nine-month period ending September 30, 2005 was $472,000 compared to a provision of $173,000 for the comparable 2004 period. As discussed in the quarter comparison, this increase was primarily due to loan losses recorded in the third quarter. A review is performed quarterly to determine the adequacy of the current balance in the allowance for loan losses.

Total other income decreased by $41,000 from $543,000 for the nine months ended September 30, 2004 to $502,000 for the 2005 nine-month period primarily due to losses recorded in connection with operating results of investments in limited partnerships offset by an increase in service charges on deposit accounts and an increase in other fee income. Due to the operating results of the limited partnerships, equity in losses of the limited partnerships increased to $232,000 for the nine months ended September 30, 2005 as compared to no losses recorded in the comparable 2004 nine-month period. In addition to recording the equity in the losses of these limited partnerships, the Company receives low income housing income tax credits. Based on expected occupancy percentages, the Company expects to begin receiving full tax credits by 2006. Increases in services charges on deposit accounts of $47,000 and other income of $144,000 were primarily due to increases in services offered and other miscellaneous fees.

Total other expenses increased $951,000 from $4,325,000 for the nine months ended September 30, 2004 to $5,276,000 for the comparable period in 2005. Salaries and employee benefits increased $887,000 primarily due to recording of the estimated expense of $858,000 to close the Company’s defined benefit plan which has been frozen since 2002. The closing of this plan is required in the definitive agreement for the acquisition of the Company by MainSource. Occupancy expense increased $36,000 while equipment expense decreased $10,000. Legal and professional fees increased $74,000 primarily due to $91,000 in expenses associated with the proposed acquisition by MainSource. Data processing expense decreased $39,000 primarily due to a decrease in costs for contracted services effective January 2005 while other expenses increased $8,000.

Income taxes decreased $546,000 from $538,000 expense for the nine months ended September 30, 2004 to a benefit of $8,000 for the 2005 nine-month period. A decrease in net taxable income was the primary reason for the decrease in tax expense. As previously discussed, the Company expects to begin receiving additional low income housing tax credits by 2006.

Asset Quality

Union Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Union Federal’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Union Federal had $3.5 million in classified loans at September 30, 2005 and $3.8 million at December 31, 2004. Union Federal had $1.1 million and $1.8 million in loans classified as special mention as of September 30, 2005 and December 31, 2004 respectively. In addition, Union Federal had $2.3 million and $1.7 million of loans classified as substandard at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, there were $46,000 and $325,000, respectively, in loans classified as doubtful and no loans were classified as loss for either period end. The decline in loans classified as doubtful resulted primarily from the loan charge offs recognized in the third quarter as described in the comparison of quarterly operating results. At September 30, 2005 and December 31, 2004 all of the substandard and doubtful loans totaling $2,337,000 and $2,050,000, respectively, were non-accrual loans. The allowance for loan losses was $1,080,000 or .49% of loans at September 30, 2005 as compared to $910,000 or .42% of loans at December 31, 2004.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 2005, Union Federal had liquid assets of $10.6 million and a liquidity ratio of 4.7%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2005 and 2004, is the most recent available analyses performed by the OTS of Union Federal’s interest rate risk as measured by changes in net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments.

Union Federal:
		At June 30, 2005		At June 30, 2004
Changes In Rates		$ Change in NPV	% Change in NPV	$ Change in NPV	% Change in NPV
+300	bp	$ (8,057)	(21)%	$(13,152)	(35)%
+200	bp	(4,828)	(13)	(8,353)	(22)
+100	bp	(1,905)	(5)	(3,829)	(10)
0	bp	0	0	0	0
-100	bp	(339)	(1)	1,284	3
-200	bp	(2,631)	(7)	---	---

Management believes that at September 30, 2005 there have been no material changes in market interest rates or in the Company’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented on pages 18-20 of the Company’s 2004 Annual Report to Shareholders filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNION COMMUNITY BANCORP

Date: November 14, 2005	By:	/s/ Alan L. Grimble
Alan L. Grimble
Chief Executive Officer

Date: November 14, 2005	By:	/s/ J. Lee Walden
J. Lee Walden
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31(1)	Certification of CEO required by 17 C.F.R. § 240.13a-14(a)
31(2)	Certification of CFO required by 17 C.F.R. § 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002